Form 10-Q
period 1996-06-29
HOWMET CORP /NEW/
filed 1996-08-28
CIK 48848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 29, 1996
                                ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------
Commission file number                              1-6348
                        -----------------------------------------------------

                               Howmet Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              13-2838093
- -------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                 475 Steamboat Road, Greenwich, CT 06836-1960
                 --------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

Registrant's telephone number, including area code   .   .   .   (203) 661-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No  X
   -----   -----

Indicate the number of shares outstnading of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at August 27, 1996
- -----------------------------                    ------------------------------
Common stock, $1.00 par value                                 10

                               Howmet Corporation

                      Consolidated Condensed Balance Sheets

                      (In thousands, except share amounts)

                                                                    June 29,        December 31,
                                                                      1996              1995
                                                                   ----------       ------------
                                                                   (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                     $    29,320       $     9,606
     Accounts receivable, less allowance of $7,259 and $8,258           75,768            88,533
     Inventories                                                       144,519           150,288
     Retained receivables                                               53,007            42,690
     Other current assets                                               22,052             3,481
                                                                   -----------       -----------
         Total current assets                                          324,666           294,598

Property, plant and equipment, net                                     290,984           301,563
Deferred income taxes                                                    8,621                --
Goodwill, net                                                          311,394           311,092
Acquisition intangibles and other assets, net                          163,730           192,250
                                                                   -----------       -----------
                                                                   $ 1,099,395       $ 1,099,503
                                                                   ===========       ===========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                              $    68,676       $    58,987
     Accrued liabilities                                               144,593           154,957
     Income taxes payable                                                9,485             6,064
     Long-term debt due within one year                                 78,562            45,303
     Deferred income taxes                                              36,427            28,382
                                                                   -----------       -----------
         Total current liabilities                                     337,743           293,693

Accumulated postretirement benefit obligation                           93,706            82,259
Other liabilities                                                       46,636            22,419
Deferred income taxes                                                       --             6,663
Long-term debt                                                         340,315           418,186
                                                                   -----------       -----------
         Total liabilities                                             818,400           823,220

Stockholders' equity:
     Common stock, $1 par value; authorized - 1,000 shares;
       issued and outstanding - 10 shares
     Capital surplus                                                   275,000           275,000
     Retained earnings                                                   7,600               160
     Cumulative translation adjustment                                  (1,605)            1,123
                                                                   -----------       -----------
         Total stockholders' equity                                    280,995           276,283
                                                                   -----------       -----------
                                                                   $ 1,099,395       $ 1,099,503
                                                                   ===========       ===========

See notes to consolidated condensed financial statements.

                               Howmet Corporation

              Consolidated Condensed Income Statements (Unaudited)

                                 (In thousands)

                                                          Successor           Predecessor         Successor         Predecessor
                                                           Company              Company            Company            Company
                                                         Consolidated          Combined          Consolidated        Combined
                                                        ----------------------------------      ----------------------------------
                                                        Thirteen weeks      Thirteen weeks        Twenty-six      Twenty-six weeks
                                                        ended June 29,       ended July 2,       weeks ended        ended July 2,
                                                             1996                1995           June 29, 1996           1995
                                                        ----------------------------------      ----------------------------------
Net sales                                                 $ 283,366           $ 237,287           $ 544,814           $ 473,194

Operating costs and expenses:
     Cost of sales                                          208,772             179,175             398,750             357,604
     Selling, general and administrative expense             27,455              26,771              57,001              53,050
     Depreciation and amortization expense                   15,161               8,499              30,280              16,746
     Research and development expense                         6,007               7,015              12,166              12,908
                                                          -----------------------------           -----------------------------
                                                            257,395             221,460             498,197             440,308
                                                          -----------------------------           -----------------------------

Earnings from operations                                     25,971              15,827              46,617              32,886

Interest income, affiliates                                      --               3,101                  --               6,586
Interest income, third party                                    692                  19                 961                  27
Interest expense, affiliates                                     --                (338)                 --                (673)
Interest expense, third party                               (10,881)             (1,412)            (22,265)             (2,240)
Equity in loss of unconsolidated affiliates                  (1,183)             (1,287)             (2,078)             (2,227)
Other, net                                                   (1,650)                 36              (2,735)               (179)
                                                          -----------------------------           -----------------------------

Income before income taxes                                   12,949              15,946              20,500              34,180
Income taxes                                                  7,774               6,801              13,060              15,633
                                                          -----------------------------           -----------------------------
Net income                                                $   5,175           $   9,145           $   7,440           $  18,547
                                                          =============================           =============================

See notes to consolidated condensed financial statements.

                               Howmet Corporation

           Consolidated Condensed Statements of Cash Flows (Unaudited)

                                 (In thousands)

                                                              Successor       Predecessor
                                                               Company          Company
                                                             Consolidated       Combined
                                                             -------------    ------------
                                                              Twenty-six       Twenty-six
                                                              weeks ended      weeks ended
                                                             June 29, 1996    July 2, 1995
                                                             -------------    ------------
Operating activities
Net income                                                     $   7,440       $  18,547
Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation and amortization                                31,713          18,593
     Equity in loss of unconsolidated affiliates                   2,078           2,227
     Changes in assets and liabilities:
       Accounts receivable                                         4,595         (23,099)
       Inventory                                                   4,980         (15,526)
       Deferred taxes                                             (1,739)          5,818
       Accounts payable                                            6,541          (9,387)
       Accrued liabilities and other liabilities                  15,554           8,259
       Income taxes payable                                        3,081         (15,859)
       Other - net                                                (1,819)         (3,655)
                                                               ---------       ---------
         Net cash provided (used) by operating activities         72,424         (14,082)

Investing activities  :
Property, plant and equipment
   Purchases                                                     (10,965)        (14,650)
   Disposals                                                          89           1,970
Acquisition of Turbine Components Corporation                         --          (9,050)
Settlement of December 13, 1995 acquisition price                  3,634              --
                                                               ---------       ---------
       Net cash used in investing activities                      (7,242)        (21,730)

Financing activities
Issuance of debt                                                  95,500           7,896
Repayment of debt                                               (141,069)         (6,902)
Reduce advance to Parent                                              --          34,545
                                                               ---------       ---------
       Net cash used in financing activities                     (45,569)         35,539
Effect of exchange rate changes on cash                              101             134
                                                               ---------       ---------

Increase in cash                                                  19,714            (139)
Cash and cash equivalents at beginning of period                   9,606           1,771
                                                               ---------       ---------
Cash and cash equivalents at end of period                     $  29,320       $   1,632
                                                               =========       =========

See notes to consolidated condensed financial statements.

                               HOWMET CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated condensed balance sheet at December 31, 1995, has been derived from audited financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended June 29, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-4 (registration no. 333-00200).

Successor Company

Blade Acquisition Corp. ("Blade") was formed in October 1995 to acquire Pechiney Corporation from Pechiney International, S.A. and the Cercast group of companies from Howmet Cercast S.A., a subsidiary of Pechiney International, S.A. The Carlyle Group and certain of its affiliates ("The Carlyle Group") and Thiokol Holding Company, a wholly-owned subsidiary of Thiokol Corporation ("Thiokol"), own 51% and 49%, respectively, of Blade's common stock. The acquisition was effected through a series of transactions, including the purchase of Pechiney Corporation by Howmet Holdings Acquisition Corp. ("HHAC"), a wholly-owned subsidiary of Blade; the purchase of the capital stock of certain Cercast companies by Howmet Acquisition Corp. ("HAC"), a wholly-owned subsidiary of HHAC; and the mergers of HHAC with and into Pechiney Corporation and of HAC with and into Howmet Corporation ("Successor Company" or "Howmet"). After the mergers, Pechiney Corporation's name was changed to Howmet Holdings Corporation ("Holdings"). Howmet is a wholly-owned subsidiary of Holdings, which is a wholly-owned subsidiary of Blade. The acquisition was completed on December 13, 1995 for a total purchase price, including transaction fees and expenses, of approximately $771.6 million (after agreed upon post-closing adjustments). Financing for the acquisition included (i) borrowing of $300 million under a senior term loan facility, (ii) the sale of $125 million aggregate principal amount of senior subordinated notes, (iii) $51.4 million of proceeds from a special purpose receivables facility, (iv) $10.2 million in borrowings under a $125 million (excluding standby letters of credit) revolving credit facility,
(v) $10 million of borrowings through a Canadian facility, and (vi) a $250 million cash equity investment from the proceeds of the issuance of $200 million of Blade common stock and $50 million of Blade pay-in-kind preferred stock. The acquisition financing also included a $25 million pay-in-kind junior subordinated purchaser note issued to Pechiney International, S.A. by HHAC, which amount was contributed to the Company's capital. The Stock Purchase Agreement ("SPA") provides Blade with indemnities for certain pre-closing tax, environmental and product liabilities.

                               HOWMET CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


A.  BASIS OF PRESENTATION (Continued)

The Successor Company Consolidated Condensed Financial Statements reflect the applicable aforementioned acquisition financing debt and $275 million equity contribution. The acquisition was accounted for in accordance with the purchase method of accounting, and accordingly, such financial statements reflect the allocation of the purchase price and related acquisition costs to the assets acquired and liabilities assumed based on their fair values. Finalization of the carrying values of certain assets and liabilities is subject to completion of data collection, including costs to exit certain aspects of the business, and the estimation process.

Predecessor Company

The combined financial statements have been prepared to present the combined operations of Howmet Corporation and Howmet Cercast Group ("Cercast") (collectively, the "Predecessor Company"), affiliated entities with common ownership and management, on a historical cost basis prior to their acquisition by Blade. All transactions between Howmet Corporation and Cercast have been eliminated. The Predecessor Company had significant transactions with Pechiney Corporation and Pechiney S.A., a French corporation and majority owner of Pechiney International, S.A.


B.  INVENTORIES

         Inventories at June 29, 1996 are as follows:

         Raw materials and supplies..........................   $ 58,796
         Work in process and finished goods..................     87,004
                                                                --------

         FIFO inventory......................................    145,800
         LIFO valuation adjustment...........................     (1,281)
                                                                --------
                                                                $144,519
                                                                ========

Inventories include $41.0 million that are valued using average cost.

In the 26 weeks ended June 29, 1996 the Successor Company increased the LIFO valuation adjustment and thereby increased cost of sales by $1.3 million. In the comparable 1995 period, the Predecessor Company increased its LIFO valuation adjustment and thereby increased cost of sales by $6.2 million.

                               HOWMET CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


C.  ACQUISITION

Effective April 30, 1995 the Company acquired Turbine Components Corporation ("TCC"), a refurbishment operation, in exchange for a payment of $9.1 million and the assumption of certain liabilities. 1996 results include TCC sales of $6.2 million and operating losses of $0.9 million in the first seventeen weeks of 1996, with no comparable 1995 amounts for the seventeen weeks prior to the April 30, 1995 acquisition date.


D.  DEBT

In the first half of 1996, the Company repaid $45.6 million of debt, including the entire $26 million of borrowings that were outstanding under its revolving credit facility at December 31, 1995 and $19.3 million of its senior term facility borrowings. Subsequent to June 29, 1996 and before August 27, 1996, the Company repaid an additional $53.6 million of senior term facility borrowings. Such amounts are included in the Consolidated Condensed Balance Sheet on the line captioned "long-term debt due within one year". At August 27, 1996 there were $17.6 million of standby letters of credit outstanding. The Company paid interest of $18.4 million and $2.7 million during the first half of 1996 and 1995, respectively.


E.  INCOME TAXES

The 1996 effective rate is significantly higher than statutory rates due to the effects of certain losses and expenses for which there were no associated tax benefits, including goodwill amortization and equity in losses of unconsolidated affiliates. Due primarily to higher estimates of annual income, the estimated effective tax rate was reduced from 70% at March 31, 1996 to 63.7% at June 29, 1996. This change in estimate resulted in $0.5 million lower tax expense in the thirteen week period ended June 29, 1996, due to the catch-up effect on pre-tax income for the first thirteen weeks of 1996. In the first half of 1996 and 1995, the Company made income tax payments (net of refunds) of $11.4 million and $23.8 million, respectively.


F.  CONTINGENCIES

The Company and its subsidiaries are involved in litigation, administrative proceedings and investigations of various types in several jurisdictions. Additionally, liabilities arising for cleanup costs associated with hazardous types of materials in several waste disposal facilities exist. In particular, the Company has been or may be named a potentially

                               HOWMET CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


F.  CONTINGENCIES (Continued)

responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at seventeen on-site and off-site locations. Estimated environmental costs are not expected to materially impact the financial position or the results of the Successor Company's operations in future periods. However, environmental clean-up periods are protracted in length and environmental costs in future periods are subject to changes in environmental remediation regulations. Accordingly, should any losses not indemnified be sustained in excess of provided reserves, they will be charged to income in the future. Under the terms of the SPA, Pechiney, S.A. and Pechiney International, S.A. agreed to indemnify the Successor Company for environmental liabilities existing as of December 13, 1995 that exceed recorded reserves of $6.0 million.

At June 29, 1996, the Successor Company guaranteed certain indebtedness of its 50% owned entities aggregating $12.5 million.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION


Results of Operations

Thirteen Weeks Ended June 29, 1996, Compared to Thirteen Weeks Ended July 2,
1995

Net sales increased by $46.1 million (19%) to $283.4 million for the 1996 thirteen week period ended June 29, 1996 ("the 1996 thirteen week period") from $237.3 million for the 1995 thirteen week period ended July 2, 1995 ("the 1995 period"). The increase was primarily due to volume increases resulting from increased demand for aerospace and industrial gas turbine airfoils, aluminum castings, and component repairs.

Gross profit increased by $16.5 million (28%) to $74.6 million for the 1996 thirteen week period from $58.1 million for the 1995 period. The principal reasons for such improvement were the effect of volume increases and $5.7 million lower adverse LIFO valuation adjustments in the 1996 thirteen week period.

Selling, general and administrative expense increased by $0.7 million (3%) to $27.5 million for the 1996 thirteen week period. The increase was due primarily to performance-based incentive costs and other employee-related costs.

Depreciation and amortization expense increased by $6.7 million (78%) to $15.2 million for the 1996 thirteen week period from $8.5 million for the 1995 period. $6.1 million of the increase relates to the December 13, 1995 acquisition asset additions and revaluations, including goodwill, patents, non-compete agreement, and step-up of property, plant and equipment.

Research and development expense decreased $1 million (14%) to $6 million for the 1996 thirteen week period from $7 million in the 1995 period. The decrease was primarily attributable to a decline in the level of new part development work.

Net interest expense (expense less interest income) amounted to $10.2 million for the 1996 thirteen week period, and net interest income (income less interest expense) amounted to $1.4 million for the 1995 period. The expense in 1996 resulted principally from acquisition financing-related debt (Note 1 of Notes to Consolidated Condensed Financial Statements). In 1995 the Company recorded interest income on loans to its former owner, which are no longer outstanding.

Other expense is $1.7 million higher in the 1996 thirteen week period than in the 1995 period, primarily as a result of losses on sales of accounts receivable and fees for the related receivables sales facility.

The effective tax rate for the 1996 thirteen week period was 60%, compared to an effective tax rate of 42.7% for the 1995 period. The higher rate in the current period reflects certain losses and expenses for which there were no associated tax benefits, including goodwill amortization and equity in losses of unconsolidated affiliates.

As a result of the foregoing, net income was $5.2 million for the 1996 thirteen week period compared to $9.1 million for the 1995 period.

Twenty-six Weeks Ended June 29, 1996, Compared to Twenty-six Weeks Ended July 2, 1995

Net sales increased by $71.6 million (15%) to $544.8 million for the twenty-six weeks ended June 29, 1996 ("the 1996 twenty-six week period") from $473.2 million for the twenty-six weeks ended July 2, 1995 ("the 1995 period"). The increase was primarily due to volume increases resulting from increased demand for aerospace and industrial gas turbine airfoils, aluminum castings, and component repairs. Approximately $6.2 million of the increase resulted from the Company's April 30, 1995 acquisition of Turbine Components Corporation ("TCC"), a refurbishment operation.

Gross profit increased by $30.5 million (26%) to $146.1 million for the 1996 twenty-six week period from $115.6 million for the 1995 period. The principal reasons for such improvement were the effect of volume increases and $4.9 million less adverse effect of LIFO valuation adjustments in the 1996 twenty-six week period.

Selling, general and administrative expenses increased by $4.0 million (7%) to $57.0 million for the 1996 twenty-six week period. The increase was due primarily to performance-based incentive costs and other employee-related costs.

Depreciation and amortization expense increased by $13.5 million (81%) to $30.3 million for the 1996 twenty-six week period from $16.7 million for the 1995 period. $12.1 million of the increase relates to the December 13, 1995 acquisition asset additions and revaluations including goodwill, patents, non-compete agreement, and step-up of property, plant and equipment. The April 30, 1995 acquisition of TCC also contributed to the increase.

Research and development expense decreased $0.7 million (6%) to $12.2 million for the 1996 twenty-six week period from $12.9 million for the 1995 period. The decrease was primarily attributable to a decline in the level of new part development work.

Net interest expense (expense less interest income) amounted to $21.3 million for the 1996 twenty-six week period, and net interest income (income less interest expense) amounted to $3.7 million for the 1995 period. The expense in 1996 resulted principally from the December 13, 1995 acquisition financing-related debt. In 1995, the Company recorded interest income on loans to its former owner, which are no longer outstanding.

Other expense is $2.6 million higher in the 1996 twenty-six week period than in the 1995 period, primarily as a result of losses on sales of accounts receivable and fees for the related receivables sales facility.

The effective tax rate for the 1996 twenty-six week period was 63.7%, compared to an effective tax rate of 45.7% for the 1995 period. The higher rate in the current period reflects certain losses and expenses for which there were no associated tax benefits including goodwill amortization and equity in losses of unconsolidated affiliates.

As a result of the foregoing, net income was $7.4 million for the 1996 twenty-six week period compared to $18.5 million for the 1995 period.

Liquidity and Capital Resources

Since the consummation of the December 13, 1995 acquisition, the Company's principal sources of liquidity are cash flow from operations and borrowings under its revolving credit facility. The Company's principal uses of cash are to provide working capital, service debt and finance capital expenditures.

In the 1996 twenty-six week period the Company generated $72.4 million in cash from operating activities. $26.0 million was used to repay all outstanding borrowings under the revolving credit facility. This facility provides $125 million of revolving credit borrowing and letter of credit capacity. At August 27, 1996 there were no borrowings and $17.6 million of standby letters of credit were outstanding.

In addition to revolving credit facility borrowing repayments, the Company repaid $19.3 million of senior term facility borrowings by June 29, 1996 and an additional $53.6 million by August 27, 1996. In making such repayments, the Company used cash from $7.0 million of second quarter and $21.1 million of July 1996 cash collections that resulted from cost recoveries under, and modifications of, certain customer agreements. In addition, a significant portion of cash on hand at June 29, 1996 was used in post-June 29 repayments.

Capital expenditures for the first half of 1996 were $11.0 million. The Company anticipates full year 1996 capital expenditures to be approximately $40 million. The accelerated spending in the second half of the year is principally due to capacity expansion resulting from increased demand.

As part of the December 13, 1995 acquisition purchase price allocation, a $21.0 million restructuring reserve has been established for Howmet S.A. The cash impact of this restructuring is expected to occur predominately in 1997, and is expected to be paid out of operating cash flow and/or the revolving credit facility.

The Company has initiated a process that may result in the sale of its refurbishment business, although no agreement has been reached. If the refurbishment business is sold, proceeds will be used to reduce debt or for general purposes. Apart from the benefits of sale proceeds, if the business is sold, the impact of the sale will not have a material effect on liquidity. Net sales of the refurbishment business that may be sold were $63.0 million for the full year 1995 and $38.4 million for the 1996 twenty-six week period. Earnings from operations of this business were immaterial in both periods.

Based upon the current level of operations, management believes that cash flow from operations, together with available borrowings under the revolving credit facility, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments under the senior credit facilities prior to final maturity.

The Company guarantees certain indebtedness of its two joint ventures. As of June 29, 1996 these joint ventures had outstanding indebtedness of approximately $25 million, of which the Company has guaranteed approximately $12.5 million. It is anticipated that such joint ventures may continue to incur indebtedness to fund their operations and that the Company will guarantee its share of such indebtedness.

Environmental Matters

The Company's capital expenditures for environmental compliance have not been material in the periods presented. The Company is currently remediating known environmental contamination (including soil and groundwater contamination) at five domestic facilities. Also, as a result of off-site waste disposal prior to the December 13, 1995 acquisition, the Company may be subject to liability for, and is currently involved in, certain matters relating to the investigation and/or remediation of environmental contamination at certain properties not owned or operated by the Company. In this regard, the Company has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes, at seventeen on-site and off-site locations.

In addition, the Company is remediating similar environmental contamination at five European facilities. In connection with a review of environmental matters related to the December 13, 1995 acquisition, independent consultants were retained to assess the environmental liabilities of the European properties operated by the Company. The Company has reviewed these reports and conducted its own assessment, and estimates actual expenditures at these properties to be not more than $1.3 million.

The amount and timing of payments the Company may be required to make with respect to environmental matters are uncertain at this time. However, based on management's best current estimates of potential liability, management believes that the Company's reserves (approximately $6.1 million at June 29, 1996) are adequate under current laws and regulations. In addition, as part of the December 13, 1995 acquisition, Howmet Cercast S.A., Pechiney International, S.A. and Pechiney S.A. indemnified Blade Acquisition Corp., and Blade Acquisition Corp. assigned such indemnification rights to the Company, for any environmental liabilities originating prior to December 13, 1995 (the acquisition closing date), which exceed the Company's reserves of $6.0 million as of June 30, 1995.

                              * * * * * * * * * * *

The statements made herein that are not historical facts may be forward looking statements. In connection with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995, the Company hereby cautions readers that the forward looking statements are subject to certain risks and uncertainties, including without limitation those identified in Exhibit 99.1 hereto, which could cause actual results to differ materially from historical results or those anticipated, and urges readers to review Exhibit 99.1 carefully. Factors discussed in Exhibit 99.1 include, among others, substantial leverage and debt service, the effects of aerospace industry economic conditions and cyclicality, reduced government sales, concentrated customer base, competition, concentration of ownership, and environmental matters.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

3.2 By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

4.1 Registration Rights Agreement dated as of December 7, 1995, among the Company, BT Securities Corporation, and Lehman Brothers, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

4.2(a) Indenture dated as of December 7, 1995 between the Company and Marine
      Midland Bank, as Trustee (incorporated herein by reference to Exhibit 4.2(a) to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

4.2(b) Supplemental Indenture dated as of December 13, 1995 between the Company and Marine Midland Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment no. 2 to the Company's Registration Statement on Form S-4 filed April 1, 1996 (registration no. 333-00200)).

4.3 Credit Agreement dated as of December 13, 1995 among Blade Acquisition Corp., Howmet Holdings Acquisition Corp., Howmet Acquisition Corp., Bankers Trust Company, various banks, Citicorp USA, Inc., and The First National Bank of Chicago as Managing Agents, Bankers Trust Company as Syndication Agent, Citicorp USA, Inc. as Documentation Agent and The First National Bank of Chicago, as Administrative Agent, together with certain collateral documents attached thereto as exhibits, including the Subsidiary Guaranty, Pledge Agreement and Security Agreement among Blade Acquisition Corp., Pechiney Corporation, Howmet Corporation, certain subsidiaries and affiliates of Howmet Corporation and the First National Bank of Chicago (incorporated herein by reference to Exhibit 4.3 to Amendment no. 2 to the Company's Registration Statement on Form S-4 filed April 1, 1996 (registration no. 333-00200)).

4.4 Copies of the executed original 10% Senior Subordinated Notes 2003 of the Company (the "Original Notes"), authenticated and delivered by Marine Midland Bank as Trustee on December 7, 1995 (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

4.5 Form of 10% Senior Subordinated Notes due 2003 of the Company offered in exchange for the Original Notes (included in Exhibit 4.2(a)).

10.1  Howmet Corporation Annual Bonus Plan (incorporated herein by reference to
      Exhibit 10.1 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.2 Howmet Restructuring Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.3 Howmet Corporation Excess Benefit Plan (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.4 Howmet Corporation Transaction Incentive Payments Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.5 Howmet Corporation Enhanced Bonus Program for Employees Grade 22 and Above (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.6 1986 Howmet Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.7 Howmet Corporation 1995 Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.8 Employment Agreement dated October 4, 1995, between Howmet Corporation and Henri Fine (incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.9 Employment Agreement dated October 4, 1995, between Howmet Corporation and Jack Lambert (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.10 Employment Agreement dated October 4, 1995, between Howmet Corporation and Mark Lasker (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.11 Employment Agreement dated October 4, 1995, between Howmet Corporation and Neil Paton (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.12 Employment Agreement dated October 4, 1995, between Howmet Corporation and James Stanley (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.13 Employment Agreement dated October 4, 1995, between Howmet Corporation and Paul Wilson (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.14 Employment Agreement dated October 4, 1995, between Howmet Corporation and Ronald Wood (incorporated herein by reference to Exhibit 10.15 to the Company's

      Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.15 Employment Agreement dated October 4, 1995, between Howmet Corporation and Roland Paul (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.16 Employment Agreement dated October 4, 1995, between Howmet Corporation and David Squier (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.17 Employment Agreement dated October 4, 1995, between Howmet Turbine Components Corporation and B. Dennis Albrechtsen (incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.18 Letter Agreement regarding payment of life insurance between Howmet Corporation and David L. Squier (incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.19(a) Tax Sharing Agreement among Howmet Corporation, Howmet Management
      Services, Inc., Howmet-Tempcraft, Inc., Howmet Thermatech Canada, Inc., Howmet Transport Services, Inc., Howmet Sales, Inc., Howmet Refurbishment, Inc., Turbine Components Corporation, Blade Receivables Corporation, a Nevada corporation, and Howmet Cercast (USA), Inc., dated as of December 13, 1995 (incorporated herein by reference to Exhibit 10.20(a) to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.19(b) Tax Sharing Agreement among Blade Acquisition Corp., Pechiney
      Corporation, Howmet Insurance Co., Inc., Howmet Corporation and all of its directly and indirectly owned subsidiaries, dated as of December 13, 1995 (incorporated herein by reference to Exhibit 10.20(b) to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.20 Management Agreement between Howmet Corporation and

      Thiokol Holding Company dated as of December 13, 1995 (incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.21 Management Agreement between Howmet Corporation and TCG Holdings, L.L.C., dated as of December 13, 1995 (incorporated herein by reference to Exhibit
      10.22 the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.22 Assignment and Assumption Agreement between Howmet Holdings Acquisition Corp. and Howmet Acquisition Corp., dated as of December 6, 1995 and Indemnification Provisions of the Stock Purchase Agreement among Pechiney, Pechiney international S.A., Howmet Cercast S.A. and Blade Acquisition Corp., dated as of October 12, 1995 (incorporated herein by reference to Exhibit 10.23 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.23 Revised Employment Letter dated February 13, 1996, between Howmet Corporation and John C. Ritter (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Company's Registration Statement on Form S-4 filed June 11, 1996 (registration no. 333-00200)).

10.24 Stock Appreciation Right Agreement between Howmet Corporation and David L.Squier dated May 17, 1996.

10.25 Stock Appreciation Right Agreement between Howmet Corporation and James Stanley dated May 17, 1996.

10.26 Stock Appreciation Right Agreement between Howmet Corporation and Mark Lasker dated May 17, 1996.

10.27 Stock Appreciation Right Agreement between Howmet Corporation and John C. Ritter dated May 17, 1996.

10.28 Stock Appreciation Right Agreement between Howmet Corporation and Allan Bergquist dated May 17, 1996.

10.29 Stock Appreciation Right Agreement between Howmet Corporation and B. Denis Albrechtsen dated May 17, 1996.

10.30 Howmet Corporation Amended and Restated Special 1995

      Executive Deferred Compensation Plan effective as of November 1, 1995.

10.31 The Howmet Corporation Nonqualified Deferred Compensation Trust dated April 29, 1996.

27.1  Financial Data Schedule

99.1 Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

   (b)     Reports on Form 8-K

        During the quarter ended June 30, 1996, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 28, 1996

                                        HOWMET CORPORATION

                                        By: /s/ John C. Ritter
                                           ------------------------
                                           John C. Ritter
                                           Vice President-Finance and
                                           Chief Financial Officer

                                EXHIBIT INDEX

10.24 Stock Appreciation Right Agreement between Howmet Corporation and David L.Squier dated May 17, 1996.

10.25 Stock Appreciation Right Agreement between Howmet Corporation and James Stanley dated May 17, 1996.

10.26 Stock Appreciation Right Agreement between Howmet Corporation and Mark Lasker dated May 17, 1996.

10.27 Stock Appreciation Right Agreement between Howmet Corporation and John C. Ritter dated May 17, 1996.

10.28 Stock Appreciation Right Agreement between Howmet Corporation and Allan Bergquist dated May 17, 1996.

10.29 Stock Appreciation Right Agreement between Howmet Corporation and B. Denis Albrechtsen dated May 17, 1996.

10.30 Howmet Corporation Amended and Restated Special 1995 Executive Deferred Compensation Plan effective as of November 1, 1995.

10.31 The Howmet Corporation Nonqualified Deferred Compensation Trust dated April 29, 1996.

27.1  Financial Data Schedule

99.1 Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.