Form 10-Q
period 1996-09-29
HOWMET CORP /NEW/
filed 1996-11-12
CIK 48848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

Commission file number         1-6348



                               Howmet Corporation

             (Exact name of registrant as specified in its charter)


            Delaware                                            13-2838093

   (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)



                  475 Steamboat Road, Greenwich, CT 06836-1960

                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code .  .  .   .   (203)-661-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes /X/ No //


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding at November 12, 1996
           -----                               --------------------------------
 Common stock, $1.00 par value                               10

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               Howmet Corporation

                      Consolidated Condensed Balance Sheets

                      (In thousands, except share amounts)

                                                                             September 29,       December 31,
                                                                                 1996                1995
                                                                                 ----                ----
                                                                             (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                               $    20,712        $     9,606
     Accounts receivable, less allowance of $6,687 and $8,258                     74,872             88,533
     Inventories                                                                 134,655            150,288
     Retained receivables                                                         51,516             42,690
     Other current assets                                                          2,499              3,481
                                                                             -----------        -----------
         Total current assets                                                    284,254            294,598

Property, plant and equipment, net                                               287,860            301,563
Deferred income taxes                                                              3,247                 --
Goodwill, net                                                                    301,590            311,092
Acquisition intangibles and other assets, net                                    161,693            192,250
                                                                             ===========        ===========
                                                                             $ 1,038,644        $ 1,099,503
                                                                             ===========        ===========


Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                        $    63,322        $    58,987
     Accrued liabilities                                                         152,989            154,957
     Income taxes payable                                                         15,298              6,064
     Long-term debt due within one year                                           45,046             45,303
     Deferred income taxes                                                        36,705             28,382
                                                                             -----------        -----------
         Total current liabilities                                               313,360            293,693

Accumulated postretirement benefit obligation                                     95,651             82,259
Other liabilities                                                                 37,388             22,419
Deferred income taxes                                                                 --              6,663
Long-term debt                                                                   301,980            418,186
                                                                             -----------        -----------
         Total liabilities                                                       748,379            823,220

Stockholders' equity:
     Common stock, $1 par value; authorized - 1,000 shares;
       issued and outstanding - 10 shares
     Capital surplus                                                             275,000            275,000
     Retained earnings                                                            17,168                160
     Cumulative translation adjustment                                            (1,903)             1,123
                                                                             -----------        -----------
         Total stockholders' equity                                              290,265            276,283
                                                                             -----------        -----------
                                                                             $ 1,038,644        $ 1,099,503
                                                                             ===========        ===========


See notes to consolidated condensed financial statements.

                               Howmet Corporation

              Consolidated Condensed Income Statements (Unaudited)

                                 (In thousands)



                                                           Successor        Predecessor         Successor           Predecessor
                                                            Company           Company            Company              Company
                                                          Consolidated        Combined         Consolidated           Combined
                                                          ------------        --------         ------------           --------
                                                           Thirteen           Thirteen          Thirty-nine         Thirty-nine
                                                          weeks ended        weeks ended        weeks ended         weeks ended
                                                           Sept. 29,           Oct. 1,           Sept. 29,             Oct. 1,
                                                             1996               1995                1996                1995
                                                             ----               ----                ----                ----
Net sales                                                 $ 278,537           $ 233,535           $ 823,351           $ 706,729

Operating costs and expenses:
     Cost of sales                                          201,908             173,584             600,658             531,188
     Selling, general and administrative expense             27,449              26,759              84,450              79,809
     Depreciation and amortization expense                   14,723               8,784              45,003              25,530
     Research and development expense                         6,241               6,174              18,407              19,082
     Reverse previous restructuring provision                    --                  --                  --              (1,000)

                                                          ---------           ---------           ---------           ---------
                                                            250,321             215,301             748,518             654,609
                                                          ---------           ---------           ---------           ---------


Earnings from operations                                     28,216              18,234              74,833              52,120

Interest income, affiliates                                      --               1,597                  --               8,183
Interest income, third party                                    242                 183               1,203                 210
Interest expense, affiliates                                     --                (655)                 --              (1,328)
Interest expense, third party                                (8,759)               (775)            (31,024)             (3,015)
Equity in loss of unconsolidated affiliates                    (353)               (513)             (2,431)             (2,740)
Loss on sale of receivables                                    (885)                 --              (3,297)                 --
Other, net                                                      102               1,801                (221)                622

                                                          ---------           ---------           ---------           ---------

Income before income taxes                                   18,563              19,872              39,063              54,052
Income taxes                                                  8,995               9,543              22,055              25,176
                                                          =========           =========           =========           =========
Net income                                                $   9,568           $  10,329           $  17,008           $  28,876
                                                          =========           =========           =========           =========



See notes to consolidated condensed financial statements.

                               Howmet Corporation

           Consolidated Condensed Statements of Cash Flows (Unaudited)

                                 (In thousands)


                                                              Successor        Predecessor
                                                              Company            Company
                                                            Consolidated          Combined
                                                              -------            -------
                                                             Thirty-nine         Thirty-nine
                                                             weeks ended         weeks ended
                                                            Sept. 29, 1996       Oct. 1, 1995
                                                            --------------       ------------
Operating activities
Net income                                                   $  17,008           $  28,876
Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation and amortization                              47,466              25,530
     Equity in loss of unconsolidated affiliates                 2,431               2,740
     Changes in assets and liabilities:
       Accounts receivable                                       3,793             (29,162)
       Inventory                                                14,627              (6,652)
       Deferred taxes                                             (627)              4,221
       Accounts payable                                          4,831             (17,191)
       Accrued liabilities                                      19,992               9,248
       Income taxes payable                                      9,212              (8,370)
       Collection of long-term customer receivables             21,138                  --
       Other - net                                               2,479                 176
                                                             ---------           ---------
         Net cash provided by operating activities             142,350               9,416

Investing activities
Property, plant and equipment:
   Purchases                                                   (17,988)            (21,812)
   Disposals                                                       231               3,119
Acquisition of Turbine Components Corporation                       --              (9,050)
Settlement of December 13, 1995 acquisition price                3,634                  --
                                                             ---------           ---------
       Net cash used in investing activities                   (14,123)            (27,743)

Financing activities
Issuance of debt                                               100,400               7,645
Repayment of debt                                             (217,354)             (9,449)
Reduce advance to Parent                                            --              21,070
                                                             ---------           ---------
       Net cash used in financing activities                  (116,954)             19,266
Effect of exchange rate changes on cash                           (167)                164
                                                             ---------           ---------

Increase in cash                                                11,106               1,103
Cash and cash equivalents at beginning of period                 9,606               1,771
                                                             ---------           ---------
Cash and cash equivalents at end of period                   $  20,712           $   2,874
                                                             =========           =========



See notes to consolidated condensed financial statements.

                               HOWMET CORPORATION


        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated condensed balance sheet at December 31, 1995 has been derived from audited financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 29, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-4 (registration no. 333-00200).

Successor Company

Blade Acquisition Corp. ("Blade") was formed in October 1995 to acquire Pechiney Corporation from Pechiney International, S.A. and the Cercast group of companies from Howmet Cercast S.A., a subsidiary of Pechiney International, S.A. The Carlyle Group and certain of its affiliates ("The Carlyle Group") and Thiokol Holding Company, a wholly-owned subsidiary of Thiokol Corporation ("Thiokol"), own 51% and 49%, respectively, of Blade's common stock. The acquisition was effected through a series of transactions, including the purchase of Pechiney Corporation by Howmet Holdings Acquisition Corp. ("HHAC"), a wholly-owned subsidiary of Blade; the purchase of the capital stock of certain Cercast companies by Howmet Acquisition Corp. ("HAC"), a wholly-owned subsidiary of HHAC; and the mergers of HHAC with and into Pechiney Corporation and of HAC with and into Howmet Corporation ("Successor Company" or "Howmet"). After the mergers, Pechiney Corporation's name was changed to Howmet Holdings Corporation ("Holdings"). Howmet is a wholly-owned subsidiary of Holdings, which is a wholly-owned subsidiary of Blade. The acquisition was completed on December 13, 1995 for a total purchase price, including transaction fees and expenses, of approximately $771.6 million (after agreed upon post-closing adjustments). Financing for the acquisition included (i) borrowing of $300 million under a senior term loan facility, (ii) the sale of $125 million aggregate principal amount of senior subordinated notes, (iii) $51.4 million of proceeds from a special purpose receivables facility, (iv) $10.2 million in borrowings under a $125 million revolving credit facility, (v) $10 million of borrowings through a Canadian facility, and (vi) a $250 million cash equity investment from the proceeds of the issuance of $200 million of Blade common stock and $50 million of Blade pay-in-kind preferred stock. The acquisition financing also included a $25 million pay-in-kind junior subordinated purchaser note issued to Pechiney International, S.A. by HHAC, which amount was contributed to the Company's capital. The Stock Purchase Agreement ("SPA") provides Blade with indemnities for certain pre-closing tax, environmental and product liabilities.

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

B.  INVENTORIES

         Inventories at September 29, 1996 are as follows:

Raw materials and supplies .......          $  55,031
Work in process and finished goods             81,796
                                            ---------

FIFO inventory ...................            136,827
LIFO valuation adjustment ........             (2,172)
                                            ---------
                                            $ 134,655
                                            =========


Inventories include $40.2 million that are valued using average cost.

In the 39 weeks ended September 29, 1996 the Successor Company increased the LIFO valuation adjustment and thereby increased cost of sales by $2.2 million. In the comparable 1995 period, the Predecessor Company increased its LIFO valuation adjustment and thereby increased cost of sales by $6.4 million.

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


D.  DEBT

In the first thirty-nine weeks of 1996, the Company repaid $117 million of debt, including the entire $26 million of borrowings that were outstanding under its revolving credit facility at December 31, 1995 and $91 million of its senior term facility borrowings. The Company paid interest of $26.1 million and $3.7 million during the first thirty-nine weeks of 1996 and 1995, respectively.


E.  INCOME TAXES

The 1996 effective rate is significantly higher than statutory rates due to the effects of certain losses and expenses for which there were no associated tax benefits, including goodwill amortization and equity in losses of unconsolidated affiliates. Due primarily to higher estimates of annual income, the estimated effective tax rate was reduced from 63.7% at June 29, 1996 to 56.5% at September 29, 1996. This change in estimate resulted in $1.5 million lower tax expense in the thirteen week period ended September 29, 1996, due to the effect of the lower effective rate when applied to pre-tax income for the first twenty-six weeks of 1996. In the first thirty-nine weeks of 1996 and 1995, the Company made income tax payments (net of refunds) of $14.5 million and $27.7 million, respectively.


F.  CONTINGENCIES

The Company and its subsidiaries are involved in litigation, administrative proceedings and investigations of various types in several jurisdictions. Additionally, liabilities arising for cleanup costs associated with hazardous types of materials in several waste disposal facilities exist. In particular, the Company has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at fourteen on-site and off-site locations. Estimated environmental costs are not expected to materially impact the financial position or the results of the Successor Company's operations in future periods. However, environmental

                               HOWMET CORPORATION


        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


clean-up periods are protracted in length and environmental costs in future periods are subject to changes in environmental remediation regulations. Accordingly, should any losses not indemnified be sustained in excess of provided reserves, they will be charged to income in the future. Under the terms of the SPA, Pechiney, S.A. and Pechiney International, S.A. agreed to indemnify the Successor Company for environmental liabilities existing as of December 13, 1995 that exceed recorded reserves of $6.0 million.

At September 29, 1996, the Successor Company guaranteed certain indebtedness of its 50% owned entities aggregating $11.7 million. As part of the December 13, 1995 acquisition, Pechiney S.A. has indemnified the Successor Company, through its parent, Howmet Holdings Company, for a limited amount of these guarantees. The indemnification is limited to $5.9 million and applies only to payments in excess of $6.0 million.

Item 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operations.


Results of Operations

Thirteen Weeks Ended September 29, 1996, Compared to Thirteen Weeks Ended October 1, 1995

Net sales increased by $45 million (19%) to $278.5 million for the thirteen week period ended September 29, 1996 ("the 1996 thirteen week period") from $233.5 million for the thirteen week period ended October 1, 1995 ("the 1995 thirteen week period"). The increase was primarily due to volume increases resulting from increased demand for aerospace and industrial gas turbine airfoils, aluminum castings and component repairs.

Gross profit increased by $16.6 million (28%) to $76.6 million for the 1996 thirteen week period from $60 million for the 1995 thirteen week period. The principal reason for the improvement was the effect of volume increases, partially offset by a $0.7 million higher adverse LIFO valuation adjustment in the 1996 thirteen week period.

Selling, general and administrative expense increased by $0.7 million (3%) to $27.5 million for the 1996 thirteen week period. The increase was due primarily to performance-based incentive costs.

Depreciation and amortization expense increased by $5.9 million (67%) to $14.7 million for the 1996 thirteen week period from $8.8 million for the 1995 thirteen week period. The increase relates to the December 13, 1995 acquisition asset additions and revaluations, including goodwill, patents, non-compete agreement, and step-up of property, plant and equipment.

Other, net in the 1996 thirteen week period is $.1 million of income compared to income of $1.8 million for the 1995 thirteen week period. The principal reason for the change is the 1995 reversal of a bad debt provision.

Net interest expense (expense less interest income) amounted to $8.5 million for the 1996 thirteen week period, and net interest income (income less interest expense) amounted to $0.4 million for the 1995 thirteen week period. The expense in 1996 resulted principally from acquisition financing-related debt (Note A of Notes to Consolidated Condensed Financial Statements). In 1995 the Company recorded interest income on loans to its former owner, which are no longer outstanding.

The effective tax rate for the 1996 thirteen week period was 48.5%, compared to an effective tax rate of 48% for the 1995 thirteen week period. The 1996 thirteen week period includes a $1.5 million benefit resulting from lowering the 1996 estimated annual tax rate (Note E of Notes to Consolidated Condensed Financial Statements). Were it not for this $1.5 million benefit, the 1996 rate would have been significantly higher than the 1995 rate because the 1996 thirteen week period reflects certain losses and expenses for which there were no associated tax benefits, including goodwill amortization and equity in losses of unconsolidated affiliates.

As a result of the foregoing, net income was $9.6 million for the 1996 thirteen week period compared to $10.3 million for the 1995 thirteen week period.

Thirty-nine Weeks Ended September 29, 1996, Compared to Thirty-nine Weeks Ended October 1, 1995

Net sales increased by $116.7 million (17%) to $823.4 million for the thirty-nine weeks ended September 29, 1996 ("the 1996 thirty-nine week period") from $706.7 million for the thirty-nine weeks ended October 1, 1995 ("the 1995 thirty-nine week period"). The increase was primarily due to volume increases resulting from increased demand for aerospace and industrial gas turbine airfoils, aluminum castings and component repairs.

Gross profit increased by $47.2 million (27%) to $222.7 million for the 1996 thirty-nine week period from $175.5 million for the 1995 thirty-nine week period. The principal reasons for such improvement were the effect of volume increases and $4.2 million less adverse effect of LIFO valuation adjustments in the 1996 thirty-nine week period.

Selling, general and administrative expenses increased by $4.6 million (6%) to $84.5 million for the 1996 thirty-nine week period. The increase was due primarily to performance-based incentive costs and other employee-related costs.

Depreciation and amortization expense increased by $19.5 million (76%) to $45 million for the 1996 thirty-nine week period from $25.5 million for the 1995 thirty-nine week period. $18.2 million of the increase relates to the December 13, 1995 acquisition asset additions and revaluations including goodwill, patents, non-compete agreement, and step-up of property, plant and equipment. The April 30, 1995 acquisition of TCC also contributed to the increase.

Research and development expense decreased $0.7 million (4%) to $18.4 million for the 1996 thirty-nine week period from $19.1 million for the 1995 thirty-nine week period. Although still very active, a slight decline in the level of new part development work was the principal reason for the decreases in expense.

Net interest expense (expense less interest income) amounted to $29.8 million for the 1996 thirty-nine week period, and net interest income (income less interest expense) amounted to $4.1 million for the 1995 thirty-nine week period. The expense in 1996 resulted principally from the December 13, 1995 acquisition financing-related debt. In 1995, the Company recorded interest income on loans to its former owner, which are no longer outstanding.

The effective tax rate for the 1996 thirty-nine week period was 56.5%, compared to an effective tax rate of 46.6% for the 1995 thirty-nine week period. The higher rate in the current period reflects certain losses and expenses for which there were no associated tax benefits including goodwill amortization and equity in losses of unconsolidated affiliates.

As a result of the foregoing, net income was $17.0 million for the 1996 thirty-nine week period compared to $28.9 million for the 1995 thirty-nine week period.

Liquidity and Capital Resources

Since the consummation of the December 13, 1995 acquisition, the Company's principal sources of liquidity are cash flow from operations and borrowings under its revolving credit facility. The Company's principal requirements for cash are to provide working capital, service debt and finance capital expenditures. Cash available after satisfaction of these requirements is currently being used to voluntarily repay debt prior to mandatory due dates.

In the 1996 thirty-nine week period the Company generated $142.4 million in cash from operating activities. This amount includes $7.0 million of second quarter and $21.1 million of third quarter cash collections that resulted from cost recoveries under, and modifications of, certain customer agreements.

In the thirty-nine week period, the Company repaid all $26 million of outstanding borrowings under the revolving credit facility. This facility provides $75 million of revolving credit borrowing and letter of credit capacity. At the Company's option, in 1996 such capacity was reduced from $125 million. At November 12, 1996 there were no borrowings and $9.6 million of standby letters of credit were outstanding.

In addition to revolving credit facility borrowing repayments, the Company repaid $91 million of senior term facility borrowings by September 29, 1996 and an additional $11 million in October 1996.

Capital expenditures for the first thirty-nine months of 1996 were $18 million. The Company anticipates full year 1996 capital expenditures to be approximately $35 million. The accelerated spending in the fourth quarter of the year is principally due to capacity expansion resulting from increased demand.

As part of the December 13, 1995 acquisition purchase price allocation, a $21.0 million restructuring reserve was established for Howmet S.A. Although the evaluation and estimation process is not yet complete, the extent of the restructuring is expected to be less than initially anticipated. Consequently, at this stage the estimate of cost is $8 million. The cash impact of this restructuring is expected to occur predominately in 1997 and is expected to be paid out of operating cash flow and/or revolving credit facility borrowings.

Earlier in the year, the Company initiated a process that could have resulted in the sale of its refurbishment business. In the third quarter this initiative was discontinued. However, it is the Company's intention to re-evaluate such sale when conditions are more favorable. Apart from the benefits of sale proceeds, if the business is sold, the impact of the sale will not have a material effect on liquidity. Net sales of the refurbishment business that may be sold were $63.0 million for the full year 1995 and $57.7 million for the 1996 thirty-nine week period. Earnings from operations of this business were immaterial in both periods.

Based upon the current level of operations, management believes that cash flow from operations, together with available borrowings under the revolving credit facility, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments under the senior credit facilities prior to final maturity.

The Company guarantees certain indebtedness of its two joint ventures. As of September 29, 1996 these joint ventures had outstanding indebtedness of approximately $23.3 million, of which the Company has guaranteed approximately $11.7 million. It is anticipated that such joint ventures may continue to incur indebtedness to fund their operations and that the Company will guarantee its share of such indebtedness. As part of the December 13, 1995 acquisition, Pechiney S.A. has indemnified the Company, through its parent, Howmet Holdings Company, for a limited amount of these guarantees. The indemnification is limited to $5.9 million and applies only to payments in excess of $6.0 million.

Environmental Matters

The Company's capital expenditures for environmental compliance have not been material in the periods presented. The Company is currently remediating known environmental contamination (including soil and groundwater contamination) at six present or formerly owned domestic facilities. Also, as a result of off-site waste disposal prior to the December 13, 1995 acquisition, the Company may be subject to liability for, and is currently involved in, certain matters relating to the investigation and/or remediation of environmental contamination at certain properties not owned or operated by the Company. In total, the Company has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes, at fourteen on-site and off-site locations.

In addition, the Company is remediating similar environmental contamination at five European facilities. The Company has conducted an assessment and estimates actual expenditures at these properties to be not more than $1.3 million.

The amount and timing of payments the Company may be required to make with respect to environmental matters are uncertain at this time. However, based on management's best current estimates of potential liability, management believes that the Company's reserves (approximately $9.0 million at September 29, 1996) are adequate under current laws and regulations. In addition, as part of the December 13, 1995 acquisition, Howmet Cercast S.A., Pechiney International, S.A. and Pechiney S.A. indemnified Blade Acquisition Corp., and Blade Acquisition Corp. assigned such indemnification rights to the Company, for any environmental liabilities originating prior to December 13, 1995 (the acquisition closing date), which exceed the Company's reserves of $6.0 million as of June 30, 1995. The Company has recorded a $3.0 million long-term receivable related to this indemnification

                                 ***********


The statements made herein that are not historical facts may be forward looking statements. In connection with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995, the Company hereby cautions readers that the forward looking statements are subject to certain risks and uncertainties, including without limitation those identified in Item 5 of ths report on Form 10-Q, which could cause actual results to differ materiallly from historical results or those anticipated, and urges readers to review Item 5 carefully. Factors discussed in Item 5 include, among others, substantial leverage and debt service, the effects of aerospace industry economic conditions and cyclicality, reduced government sales, concentrated customer base, competition, concentration of ownership, and enviornmental matters.

                           PART II - OTHER INFORMATION


Item 5.  Other Events

                  CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE
                   HARBOR PROVISIONS OF THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995


         The Company wishes to inform its investors of the following important factors that in some cases have affected, and in the future could affect, the Company's results of operations and that could cause such future results of operations to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Disclosure of these factors is intended to permit the Company to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of these factors have been discussed in prior SEC filings by the Company.

         Although the Company has attempted to list comprehensively these important cautionary factors, the Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.


Limitations and Risks due to Substantial Leverage and Debt Service


         The Company incurred significant indebtedness in connection with the acquisition by Blade Acquisition Corp. ("Blade") of the Company's parent company and the Cercast group of companies from affiliates of Pechiney S.A. on December 13, 1995 (the "Acquisition"). At September 29, 1996 the Company's consolidated total indebtedness and total stockholders' equity was $368.3 million and $290.3 million respectively. The Company's indebtedness (the "Senior Indebtedness") under senior credit facilities provided by the Credit Agreement dated December 13, 1995 among Blade, Howmet Holdings Acquisition Corp. ("HHAC"), Howmet Acquisition Corp., The First National Bank of Chicago as Administrative Agent and one of the Managing Agents, and other banks (the "Senior Credit Facilities") is secured by guarantees of the Company's domestic subsidiaries and by Blade and Howmet Holdings Corporation ("Holdings"), and the stock of Holdings and the Company is pledged to secure the Blade and Holdings guarantees, respectively. The Company's earnings for the first thirty-nine weeks of 1996 were more than adequate to cover fixed charges. However, on a pro forma basis, for the Acquisition, the Company's earnings for the year ended December 31, 1995 would have been inadequate to cover fixed charges by $25.0 million. In addition, upon consummation of the Acquisition, the Company entered into the receivables financing program (the "Receivables Facility") now covered by the Amended and Restated Receivables Purchase Agreement dated as of April 18,

1996 between the Company, certain of its subsidiaries and Blade Receivables Corporation (the "Receivables Subsidiary") and the related Blade Receivables Master Trust Amended and Restated Pooling and Services Agreement dated as of April 18, 1996 among the Receivables Subsidiary, the Company, and Manufacturers and Traders Trust Company, as Trustee, pursuant to which the Company sold certain accounts receivable to a special purpose trust for aggregate cash proceeds of $51.4 million. The Company intends to continue such sales of eligible accounts receivable in the future. The Indenture dated as of December 7, 1995 between Howmet Acquisition Corp. and Marine Midland Bank, as Trustee (the "Indenture") does not contain significant restrictions on the Company's ability to sell its accounts receivable pursuant to any such facility or with respect to the use of proceeds thereof. The Company's ability to make any scheduled payments of the principal of, or interest on, its indebtedness (including the 10% Senior Subordinated Notes due 2003 (the "Notes")), or to refinance its indebtedness, depends on its future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond its control, and there can be no assurance that the foregoing payments will be made. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures, the Company may be required to refinance all or a portion of its existing debt, including the Notes, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing or refinancing of the Senior Credit Facilities at maturity would be possible, on reasonable terms if at all, or that any such sales of assets or additional financing could be achieved.

         The Company's high level of debt will have several important effects on its future operations, including the following: (a) the Company will have significant cash requirements to service debt, reducing funds available for operations, for capital expenditures and research and development (which are important factors in the Company's technological leadership role), and for acquisitions and future business opportunities, thus possibly increasing the Company's vulnerability to adverse general economic and industry conditions, which could be exacerbated by the cyclical nature of certain of the Company's businesses (see "Effects of Aerospace Industry Economic Conditions and Cyclicality," below) and greater capital resources of its principal competitor after giving effect to the Acquisition, and (b) the financial covenants and other restrictions contained in the Senior Credit Facilities and other agreements relating to the Senior Indebtedness and the Indenture will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends.


Effects of Aerospace Industry Economic Conditions and Cyclicality


         The commercial aerospace industry is a cyclical business, and the demand by commercial airlines for new aircraft historically has been highly related to the stability and health of the United States and world economies. Aircraft delivery trends vary in direct relation to the general economic cycle, with an approximate two year lag. Aircraft are delivered when completed, regardless of economic conditions at that time, because substantial deposits are required at the time of the orders. Although the United States economy entered a period of slow growth and recession in 1989 and 1990, the aerospace industry made record deliveries of large commercial aircraft during these years. In fact, aircraft deliveries continued to increase through 1991 even though the world airline industry reported record operating losses in the early 1990s.

         The large number of aircraft delivered in the early 1990s and the industry's widespread losses created excess capacity in the air carrier system, evidenced by a substantial number of inactive new and used aircraft. Operating losses and excess capacity, combined with the high cost of new aircraft, placed economic stress on the airlines and aircraft leasing companies. During this period, airlines and leasing companies deferred existing new aircraft orders and, to a lesser degree, canceled orders. These deferrals and cancellations had a negative impact on the volume and price of orders placed with the manufacturers of commercial aircraft components, including the Company. Although the United States airline industry as a whole has reported a return to profitability in 1995 and 1996 and excess capacity has been reduced, there can be no assurance that the improved operating performance of the commercial airlines will continue or that deliveries of engines for large commercial aircraft will not decline in the future. Any developments in the commercial aerospace market resulting in a reduction in the rate of aircraft engine deliveries in the future, including future cancellations and deferrals of scheduled deliveries, could materially adversely affect the Company's financial condition and results of operations.

Reduced Government Sales

         Military and defense contractor sales comprised approximately 16% of the Company's 1995 sales. United States defense spending in markets served by the Company has been declining since the 1980s, and continued reductions in defense budgets or military aircraft procurement could adversely affect the Company's financial condition and results of operations.

Concentrated Customer Base; Competition

         A substantial portion of the Company's business is conducted with a relatively small number of large aerospace and industrial gas turbine customers, including General Electric Aircraft Engines ("GEAE"), General Electric Power Systems ("GEPS") and Pratt & Whitney Aircraft Division of United Technologies Corporation ("PWA"). The current three year contract with PWA is scheduled to expire in 1997 consistent with industry practice regarding contract lifecycles. The Company's top ten customers accounted in the aggregate for approximately 65% of 1995 net sales. Approximately half of Howmet's business is based on multi-year contracts with its customers, usually for a three-year period, that generally give the Company the right and obligation to fill a specified percentage of the customer's requirements but generally do not provide the Company with any minimum order commitments. The Company typically renegotiates these contracts during the last year of the contract period and, during the process, customers frequently solicit bids from the Company's competitors, principally from its strongest competitor, Precision Castparts Corporation ("PCC"). Most of such contracts include provisions requiring specified price reductions over the term of the contract based on lower production costs as programs mature, shared benefits from other cost reductions resulting from joint production decisions, and negotiated reductions. The Company has made significant price concessions to customers in recent years, and management expects customer pressure for such pricing concessions to continue.

         One of Howmet's largest customers, GEPS, in connection with its corporate-level policy decision to reduce sole sourcing, has exercised its right to terminate its long-term sole source contract with Howmet effective in early 1997, and has placed orders for certain components with the Company's principal competitor, PCC.

         The Company's financial condition and results of operations could be materially adversely affected if one or more of the Company's key customers shifted a material amount of its work from the Company. In addition, the Company could also be materially adversely affected by any substantial work stoppage or interruption of production at any of its major customers or at any of the major aircraft manufacturers, and could be materially adversely affected if one or more key customers reduce or cease conducting operations. Furthermore, competition is based to a significant extent on technological capabilities and innovations, and there can be no assurance that one or more of the Company's competitors will not develop products and/or processes that would give them competitive advantages in the Company's markets.


Concentration of Ownership


         The Carlyle Group ("Carlyle") and Thiokol Corporation ("Thiokol") through affiliates, have beneficial ownership of 51% and 49%, respectively, of the voting capital stock of Blade. Pursuant to a stockholders agreement (the "Stockholders Agreement"), Blade has a board of directors consisting of seven members, and Carlyle and Thiokol each appoint three directors to the board. Under the Stockholders Agreement, Blade and its subsidiaries, including the Company, may not take certain actions, including, but not limited to, certain mergers, sale transactions, transactions with affiliates, issuances of capital stock, incurrence of debt, and payments of dividends on or repurchases of capital stock, without the approval of a supermajority of the board of directors. The Stockholders Agreement provides that Thiokol may purchase all of Carlyle's interest in Blade, during the period from the third anniversary through the sixth anniversary after the closing of the Acquisition on December 13, 1995 (the "Closing Date"). Thiokol has publicly indicated that, subject to favorable financial and operating performance by the Company and favorable conditions in the financial markets, it expects to exercise its option to acquire Carlyle's interest in Blade and thereafter, to cause the Company to redeem the Notes. As a result of the ownership structure of Blade and the contractual rights described above, the voting and management control of Blade, which indirectly controls the Company, is highly concentrated. Carlyle, acting with the consent of Thiokol, has the ability to direct the actions of Blade with respect to matters such as the payment of dividends, material acquisitions, dispositions and certain other corporate transactions. Thiokol and Carlyle are in a position to exercise control over Blade and ultimately over the Company, to determine the outcome of all matters required to be submitted to stockholders for approval, and to otherwise direct and control the operations of Blade and, indirectly, the Company. Carlyle and Thiokol are also parties to management agreements with the Company, pursuant to which Carlyle and Thiokol render certain management and advisory services to the Company and receive fees for such services. Carlyle and Thiokol also received certain fees in connection with the consummation of the Acquisition.


Environmental Matters

         The Company is subject to comprehensive and changing international, federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances and materials (together, "Environmental Laws"). Management believes that the Company's current operations are in substantial compliance with such Environmental Laws. However, due to the nature of the Company's operations, the Company is involved from time to time in legal proceedings involving remediation of environmental contamination from past or present operations, as well as compliance with environmental requirements applicable to ongoing operations. There can be no assurance that material costs or liabilities will not be incurred in connection with any such proceedings or claims or to meet such compliance requirements or in connection with currently unknown environmental liabilities.

         If it is determined that the Company is not in compliance with current Environmental Laws, the Company could be subject to penalties. The amount of any such penalties could be material. In addition, the Company uses solvents, waxes, metals, caustics, acids, oils and other hazardous substances, and as is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material.

         The Company's facilities have made, and will continue to make, expenditures to comply with current and future environmental laws. The Company anticipates that it will incur additional capital and operating costs in the future to comply with existing environmental laws and new requirements arising from new or amended statutes and regulations. In addition, because the applicable regulatory agencies have not yet promulgated final standards for some existing environmental programs, the Company cannot at this time reasonably estimate the cost for compliance with these additional requirements. The amount of any such compliance costs could be material.

         The amount and timing of payments the Company may be required to make with respect to environmental matters are uncertain at this time. However, based on management's best current estimates of potential liability, management believes that the Company's reserves (approximately $9.0 million at September 29, 1996) are adequate to satisfy substantially all of its currently known environmental liabilities under current laws and regulations. In addition, in connection with the Acquisition, Howmet Cercast S.A., Pechiney International and Pechiney S.A. are required to indemnify Blade for environmental liabilities and obligations stemming from events occurring or conditions existing prior to the closing of the Acquisition to the extent such liabilities exceed the Company's reserves of $6.0 million at June 30, 1995. Blade assigned its rights to the Company with respect to any such indemnification upon consummation of the Acquisition. The Company has recorded a $3.0 million long-term receivable related to this indemnification. There can be no assurance, however, that Howmet Cercast S.A., Pechiney International and Pechiney S.A. will indemnify the Company for all such environmental matters set forth above when demanded by the Company. If Howmet Cercast S.A., Pechiney

International and Pechiney S.A. do not honor their indemnification obligations, the Company likely would be responsible for such matters and the cost of addressing such matters could be material.

         The Company is subject to liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") (the federal "Superfund" statute), and similar state statutes for the investigation and remediation of environmental contamination at properties owned and/or operated by it and at off-site locations where it has arranged for the disposal of hazardous substances. Courts have determined that liability under CERCLA is, in most cases, joint and several, meaning that any responsible party could be held liable for all costs necessary for investigating and remediating a release or threatened release of hazardous substances. As a practical matter, liability at most CERCLA (and similar) sites is shared among all the solvent Potentially Responsible Parties ("PRPs"). The most relevant factors in determining the probable liability of a PRP at a CERCLA site usually are the cost of the investigation and remediation, the relative amount of hazardous substances contributed by the PRP to the site, and the number of solvent PRPs. The Company has been or may be named a PRP under CERCLA and similar state statutes at fourteen present or former on-site and off-site locations. The Company also is currently remediating known contamination at five European sites, as is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation."



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

4.4    Copies of the executed original 10% Senior Subordinated Notes due 2003 of the Company (the "Original Notes"), authenticated and delivered by Marine Midland Bank as Trustee on December 7, 1995 (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

4.5    Form of 10% Senior Subordinated Notes due 2003 of the Company
            offered in exchange for the Original Notes (included in Exhibit
            4.2).

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

10.19(a)Tax Sharing Agreement among Howmet Corporation, Howmet Management
            Services, Inc., Howmet-Tempcraft, Inc., Howmet Thermatech Canada, Inc., Howmet Transport Services, Inc., Howmet Sales, Inc., Howmet Refurbishment, Inc., Turbine Components Corporation, Blade Receivables Corporation, a Nevada corporation, and Howmet Cercast
            (USA), Inc., dated as of December 13, 1995 (incorporated herein by reference to Exhibit 10.20(a) to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.19(b)Tax Sharing Agreement among Blade Acquisition Corp., Pechiney
            Corporation, Howmet Insurance Co., Inc., Howmet Corporation and all of its directly and indirectly owned subsidiaries, dated as of December 13, 1995 (incorporated herein by reference to Exhibit 10.20(b) to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

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

10.24  Stock Appreciation Right Agreement between Howmet Corporation and
            David L.Squier dated May 17, 1996 (incorporated herein by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996.)

10.25  Stock Appreciation Right Agreement between Howmet Corporation and
            James Stanley dated May 17, 1996 (incorporated herein by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996.)

10.26  Stock Appreciation Right Agreement between Howmet Corporation and
            Mark Lasker dated May 17, 1996 (incorporated herein by reference to
            Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996.)

10.27  Stock Appreciation Right Agreement between Howmet Corporation and
            John C. Ritter dated May 17, 1996 (incorporated herein by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

10.28  Stock Appreciation Right Agreement between Howmet Corporation and
            Allan Bergquist dated May 17, 1996 (incorporated herein by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

10.29  Stock Appreciation Right Agreement between Howmet Corporation and B.
            Denis Albrechtsen dated May 17, 1996 (incorporated herein by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

10.30  Howmet Corporation Amended and Restated Special 1995 Executive
            Deferred Compensation Plan effective as of November 1, 1995 (incorporated herein by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

10.31  The Howmet Corporation Nonqualified Deferred Compensation Trust
            dated April 29, 1996 (incorporated herein by reference to Exhibit
            10.31 to the Company's

            Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).


27.1        Financial Data Schedule


            (b) Reports on Form 8-K

                  During the quarter ended September 29, 1996, the Company filed no Current Reports on Form 8-K.


                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 12, 1996


                               HOWMET CORPORATION



                              By:/s/ John C. Ritter
                                 --------------------------
                                 Vice President and
                                 Chief Financial Officer