Form 10-K405
period 1996-12-31
HOWMET CORP /NEW/
filed 1997-03-31
CIK 48848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____ to _____

                          Commission file Number 1-6348
                               HOWMET CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-2838093
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

Address of Principal Executive Offices: 475 Steamboat Road, Greenwich, CT
                                        06836-1960

Registrant's telephone number, including area code     203-661-4600

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  YES [ ] NO [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $0.00

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. COMMON STOCK, $1.00 PAR VALUE, AS OF MARCH 28, 1997 : 10 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
         NONE

PART I

ITEM 1 -- BUSINESS

 Howmet Corporation (the "Company") is a leading manufacturer of investment cast superalloy, titanium and aluminum components for jet aircraft and industrial gas power generation. The Company operates in one business segment, investment castings; it uses investment casting techniques to produce high-performance and high-reliability superalloy and titanium components to the exacting specifications of the major manufacturers. Prior to December 13, 1995, the Company was owned by Pechiney Corporation, a wholly owned subsidiary of Pechiney International, a French corporation. On December 13, 1995 Blade Acquisition Corp. ("Blade"), which is 51% owned by The Carlyle Group and its affiliates ("Carlyle"), and 49% owned by Thiokol Corporation ("Thiokol"), acquired Pechiney Corporation and the capital stock of certain Cercast companies owned by Pechiney International (the "Acquisition"). The Cercast companies were merged into the Company and Pechiney Corporation's name was changed to Howmet Holdings Corporation ("Holdings"). The Company remains a wholly owned subsidiary of Holdings. Thiokol has the option to purchase Carlyle's interest in the Company after December 13, 1998.


PRODUCTS AND SERVICES

Howmet manufactures superalloy, titanium and aluminum castings for turbine engines and airframe applications for customers worldwide. The table below describes Howmet's major products:

MAJOR PRODUCTS           SUMMARY PRODUCT DESCRIPTION AND APPLICATION

Blades High temperature superalloy rotating turbine engine components. Blades act as air foils which are driven by the hot gas flow.

Vanes High temperature superalloy non-rotating turbine engine components. Vanes are the fixed airfoils which direct the gas flow.

IGT shroud blocks        Vane holders that provide a seal to fix each vane in
                         position.

Turbine rotors           Integrated cast rotating wheels of blades primarily for
                         use in smaller engines. Rotors are like blades but are manufactured as a single part instead of being built of separate parts.

Nozzle rings             Integrated cast non-rotating rings of vanes primarily
                         for use in smaller engines. Nozzle rings are like vanes but are manufactured as a single integral component.

Compressor stators       Integrated cast non-rotating rings of compressor vanes
                         for use in both small and large engines. Compressor stators are like vanes but are manufactured as a single component.

Frames Large diameter thin-wall cases used to support their respective sections of turbine engines such as fans, compressors and turbines.

Bearing housings         Large diameter, heavy structural supports for
                         bearings.

Airframe components      Titanium and aluminum structures for commercial and
                         military aircraft, including door frames, flap tracks, nacelles, longerons, wing tips, nose and tail cones.


Electronics packaging    Aluminum boxes with card slots and cooling fins for
                         electronic avionics packages.

Electro-optical system   Heads-up displays, gimbels and other housings.
 housings

Engine parts             Gear boxes, front frames, blocker doors for small
                         engines.

Pumps and compressors    Fuel pumps, a/c blowers, oil tanks, fans.


  Howmet also operates component repair facilities entirely devoted to the refurbishment of a wide range of components for jet aircraft engines, focusing primarily on turbine hot section components such as blades, vanes, and shrouds. The refurbishment market is highly regulated; FAA and OEM certifications are required for each refurbishment process used for components and for each refurbishment facility. Howmet has provided coating services to aerospace and other industries since the early 1960s. The Company's protective metallic and ceramic coatings are designed to prolong the life of complex turbine components by improving their resistance to wear, oxidation and corrosion. Howmet provides four different coating processes to customers: diffusion coating, overlay coating, recoating and masking. Howmet also offers customers machining services, develops a variety of alloys to meet customer needs, and provides research and development services on specific customer projects, as discussed below.


JOINT VENTURES

  Howmet currently is participating in two joint ventures, one in Japan with Komatsu and the other in the United States with Rolls-Royce, Inc. The Japanese joint venture, Komatsu-Howmet Ltd. ("KHL"), manufactures investment cast components for IGT and aerospace customers, primarily in Japan and other Asian countries. Howmet currently holds an option to purchase Komatsu's interest in this venture. The joint venture with Rolls Royce, R-H Component Technologies L.C. ("RHCT"), was organized to serve the North American refurbishment market for aircraft engine parts (excluding PWA parts). These joint ventures are accounted for by the equity method.


SUPPLY

  The Company's raw materials include metals and minerals used to produce the alloys included in its castings, including titanium, hafnium, aluminum, nickel, cobalt and copper, among others. The Company has multiple sources of supply for most of these metals and has not experienced any material supply interruption for more than twenty years. Prices of these materials can be volatile, and the Company engages in forward purchases of some of these materials under certain market conditions, and passes certain price fluctuations through to customers pursuant to its long-term agreements. The Company ordinarily does not, however, otherwise attempt to hedge the price risk of its raw materials.


PATENTS

  The Company has obtained numerous patents, licenses, and proprietary information which it believes provide it with a competitive advantage, including proprietary modifications and applications of the directional solidification and single crystal processes. To protect its proprietary information, the Company requires its employees to sign confidentiality agreements, reinforces confidentiality upon an employee's departure from the Company, and builds some of its own specialized equipment, such as casting furnaces, to prevent competitors from learning about Howmet's newly developed processes. Competitors in the Company's business also hold patents and other forms of proprietary information, and there is active technical competition in that business. No assurances can be given that one company or another will not obtain a technological advantage from time to time, in one aspect of the industry's technology or another.


MAJOR CUSTOMERS

 Howmet is a leading provider of precision investment casting components to the leading producers of aircraft gas turbine engine components. The Company's top ten customers represented approximately 62% of the Company's net sales in 1996. The Company's principal customers are General Electric ("GE") and Pratt & Whitney Aircraft Division of United Technologies Corporation ("PWA") (including Pratt & Whitney-Canada). Sales to these customers represented 19% and 14%, respectively, of the Company's 1996 net sales. None of the Company's other customers represented more than 10% of 1996 net sales.

  Contractual relationships with the Company's principal customers vary. More than half of the Company's business is derived from multi-year contracts, typically three years in length. Under these contracts, the Company's customers agree to order from the Company, and the Company agrees to supply, specified percentages of specified parts at specified pricing over the life of the contracts. The customers are not required to order fixed numbers of parts, although pricing may be subject to certain threshold quantities. Historically, many customers have chosen to single source components due to the high cost of tooling and process qualification. Some of these contracts include provisions requiring specified price reductions over the term of the contract, based on lower production costs as programs mature, shared benefits from other cost reductions resulting from joint production decisions, and negotiated reductions. One of Howmet's largest customers, GE's Power Systems division ("GEPS"), in response to a corporate policy decision to reduce sole sourcing, has exercised its right to terminate its long-term sole source contract with Howmet effective in February 1997, and has placed orders for certain components with Precision Castparts Corp. ("PCC"). The Company is currently negotiating with GEPS for a new long-term contract. In the interim the parties have agreed to continue their relationship based on the terms set forth in the prior agreement. Based on the negotiations and on the nature of the products currently in production and planned for production for GEPS, the Company expects to continue producing a substantial volume of castings for GEPS. To the extent that multiple sourcing by GEPS reduces the Company's volume in 1997, the Company has other business opportunities with other customers to make use of available capacity based on current market conditions. See "Competition".

  The Company's backlog of orders as of December 31, 1996 was $648 million. Because of the short lead and delivery times often involved and because the Company's orders are often affected by year-end deferrals and from time to time by other deferrals and cancellations, backlog may not be a significant indicator of future performance of the Company.


COMPETITION

  The Company believes it has a majority market share in the investment casting market. PCC is the Company's primary competitor. PCC is a public company with calendar year 1996 reported sales of $843.4 million. The Company competes with PCC and others primarily on technological sophistication, quality, price, service and delivery for orders from large, well-capitalized customers with significant market power.

  Superalloy castings represent a substantial cost component of customers' engines, and customers are increasingly focused on reducing costs and responding to increasing competition in their markets. The Company's major customers for these castings are intensely price competitive with each other, and this price competition increases their incentives to reduce costs from their suppliers. Aluminum casting manufacturers also compete on the basis of price, quality and service.

  Competition in the component repair market is primarily based on reliability of service, pricing, quality, and turn time. Since most customers desire no more than two or three suppliers, demonstrated experience is very important to maintaining the business. Howmet's principal competitor in the repair market and the largest participant in the market is Chromalloy Gas Turbine ("Chromalloy"), the largest operating unit of Sequa Corporation. SIFCO Industries, Inc. and Indivers N.V. (Interturbine) are the Company's other significant competitors in this market.

  Orders for components are primarily awarded through a competitive bidding process. Drawings and specifications for each part bid are sent to the appropriate manufacturing plant for input from engineering, quality and business center managers in the plant as part of the formal bid process.

RESEARCH AND DEVELOPMENT

  Howmet has been a leader over many years in developing new investment casting processes such as the Mono-Shell(TM) process for mold formation, and in putting the directional solidification and single crystal casting processes into commercial production. The Company is also developing and commercializing its Spraycast-X(R) technology, by which atomized alloy is sprayed onto a mandrel to yield a preformed shape such as a ring. Howmet has also been a leader in fine grain casting, hot isostatic pressing (a pressurizing process performed near the melting point of metal to increase its density), and the chemical vapor deposition coating process. The research center staff of 162 includes 69 degreed engineers and scientists. A portion of the Company's total research and development funding comes from Howmet's customers, who regularly retain Howmet for specific projects. Howmet also provides research and development services by contract to governmental agencies. The Company's aggregate research and development expense for the years ended December 31, 1994, 1995 and 1996 were $19.2 million, $26.4 million, and $24.2 million respectively.


ENVIRONMENTAL MATTERS

  The Company is subject to comprehensive and changing international, federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances and materials (together, "Environmental Laws"). Management believes that the Company's current operations are in substantial compliance with such Environmental Laws. However, due to the nature of the Company's operations, the Company is involved from time to time in legal proceedings involving remediation of environmental contamination from past or present operations, as well as compliance with environmental requirements applicable to ongoing operations. There can be no assurance that material costs, liabilities, or penalties will not be incurred in connection with any such proceedings, claims or compliance requirements or in connection with currently unknown environmental liabilities.

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

  The Company has received recent test results indicating levels of polychlorinated bi-phenyls ("PCBs") at its Dover, New Jersey facility which will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection ("NJDEP"), and the Company is preparing a work plan to define the risk and to test possible clean-up options. The statement of work must be approved by the NJDEP pursuant to an Administrative Consent Order entered into between the Company and NJDEP on May 20, 1991 regarding clean-up of the site. Various remedies are possible and could involve expenditures ranging from $2 million to $22 million or more. The Company has recorded a $2 million long-term liability as of December 31, 1996 for this matter. Given the uncertainties, it is possible that the estimated range of this cost and the amount accrued will change in the near term. The indemnification discussed below applies to the costs associated with this matter.

  The Company is currently investigating possible and known contamination (including soil and groundwater contamination) at the following other North American facilities currently or previously owned and operated by the Company:
Whitehall, Michigan; Branford, Connecticut; Farmington, Connecticut; and Hillsboro, Texas. The Company currently estimates that the total investigation and remediation costs at these facilities will be $1.2 million. The Company is also addressing environmental issues at five European facilities. The Company has conducted an assessment and estimates actual expenditures at these properties to be not more than $1.3 million.

  As a result of off-site waste disposal prior to the acquisition, the Company is subject to liability for, and is currently involved in certain matters relating to the investigation and/or remediation of environmental contamination at properties not owned or operated by the Company. The Company has been or may be named a PRP at the following sites: Metcoa Metals, Pennsylvania; Barkhampstead Landfill, Connecticut; Combe Fill South Landfill, New Jersey; PJP Landfill, New Jersey; Solvent Recovery Service, Connecticut; PCB Treatment Inc. Site, Missouri; and Omega Chemical Corporation Site, California. The Company estimates that its total liability at those sites may range up to $3.8 million.

  In connection with the Acquisition, Pechiney International and Pechiney S.A. are required to indemnify Blade for environmental liabilities and obligations stemming from events occurring or conditions existing prior to the closing of the Acquisition to the extent such liabilities exceed $6.0 million. Blade assigned its rights to the Company with respect to any such indemnification upon consummation of the Acquisition. The Company has recorded a long-term receivable of $2 million related to this indemnification. There can be no assurance, however, that Pechiney International and Pechiney S.A. will indemnify the Company for all such environmental matters set forth above when demanded by the Company. If Pechiney International and Pechiney S.A. do not honor their indemnification obligations, the Company likely would be responsible for such matters.

  The Company's parent company, Holdings, has contingent liability exposure for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated until the early 1960s. These liabilities include approximately $20.7 million in remediation and natural resource damage liabilities at the Blackbird Mine Site in Idaho and at least $4.0 million in investigation and remediation costs at the Holden Mine Site in Washington. However, the Company has never owned or operated any of these facilities, the Company has been dismissed as a defendant in the Blackbird mine proceedings, Pechiney, S.A. and Holdings are primarily liable with respect to such liabilities, and Pechiney International and Pechiney, S.A. have agreed to indemnify Blade for such environmental liabilities in full. Blade assigned its rights to Holdings and the Company with respect to any such indemnification to the extent that either Holdings or the Company incurs liability with respect to such matters.


EMPLOYEES

  As of December 31, 1996, the Company had 10,035 employees.


ITEM 2 -- PROPERTIES

  Howmet has twenty-two facilities in the United States, four in France, two in Great Britain and two in Canada, all of which are reasonably expected to meet the production needs of the Company. Its KHL joint venture in Japan owns one facility. Except as indicated, the facilities described below are all owned by Howmet, or its subsidiaries:

LOCATION (NO. OF  FACILITIES)       SIZE (SQ. FT.)          LOCATION                        SIZE (SQ. FT.)
Bethlehem, Pennsylvania               47,200 (leased)       Wichita Falls, Texas (2)           206,300
Branford, Connecticut               138,420                                                    125,000
City of Industry, California          50,000 (leased)       Winsted, Connecticut                81,000
Claremore, Oklahoma                   75,000(a)
Cleveland, Ohio                     100,000                 OVERSEAS
Dover, New Jersey (2)               240,737                 Dives, France (capital  lease)     255,858
                                    115,292                 Evron, France                       81,000
Hampton, Virginia                   284,800                 Exeter, U.K. (2)                   184,350
                                      4,090 (leased)                                           65,650
Hillsboro, Texas                     51,000 (leased)        Gennevilliers, France               47,361
LaPorte, Indiana (2)                186,100                 Georgetown, Ontario                 37,000
                                    132,748(b)              Le Creusot, France                 156,077
Morristown, Tennessee                85,000                 Montreal, Quebec                    11,200
North Haven, Connecticut             65,000                                                     86,194 (leased)
Whitehall, Michigan  (6)            253,018                 Terai, Japan                        53,000(c)
                                    114,270
                                     89,461                 (a)  Includes 14,000 square feet leased to R-H
                                     83,208                      Component Technologies
                                     57,605                 (b)  Howmet Transport Services Warehouse
                                     43,029                 (c)  Factory owned by Komatsu-Howmet Ltd.

ITEM 3 -- LEGAL MATTERS

  The Company is a party to certain pending proceedings regarding environmental matters. See "Environmental Matters." The Company, in its ordinary course of business, is party to various other legal actions. Management believes these are routine in nature and incidental to its operations. Management believes that the outcome of any proceedings to which the Company currently is a party will not have material adverse effects upon its operations, financial condition or liquidity.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II


ITEM 5 -- MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is not traded on any organized market. All shares of the Company's common stock are owned by Howmet Holdings Corporation. All of the shares of Howmet Holdings Corporation are owned by Blade Acquisition Corp., which is 51% owned by The Carlyle Group and its affiliates, and 49% owned by Thiokol Holding Company, a wholly owned subsidiary of Thiokol Corporation. No unregistered sales of equity securities occurred in 1996. The Company does not currently pay any dividends on its common stock.

ITEM 6 -- SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The combined operations of Howmet and Cercast prior to the consummation of the Acquisition are referred to as the "Predecessor Company Combined," and Howmet and its subsidiaries after the consummation of the Acquisition are referred to as the "Successor Company Consolidated."

                                               Predecessor Company Combined                 Successor Company Consolidated
                                     -------------------------------------------------     --------------------------------
                                                                         Period from        Period from
                                                                         January 1,         December 14,
                                          Year Ended December 31,          1995 to             1995 to        Year ended
                                     ----------------------------------  December 13,        December 31,     December 31,
(dollars in millions)                   1992        1993       1994       1995 (a)            1995 (a)           1996
                                     ----------- ----------- ---------- --------------     ---------------- ---------------

STATEMENT OF OPERATIONS DATA:
Net sales                              $ 920.2    $ 832.7     $ 858.3     $ 894.1           $     51.4          $1,106.8
Gross profit                             232.2      229.3       211.0       212.7                 13.4             303.2
   Selling, general and                  116.1      104.5        90.9       105.0                  4.6             117.3
    administrative
   Depreciation and amortization          30.7       31.0        33.1        32.6                  2.8              59.7
   Research and development               24.3       23.3        19.2        25.0                  1.4              24.2
   Restructuring charges (credit)         58.9        -           2.5        (1.6)                 -                 -
   Goodwill write-off                      -          -          47.4         -                    -                 -
                                     ----------- ----------- ---------- --------------     ---------------- ---------------
Operating income                           2.2       70.5        17.9        51.7                  4.6             102.0
   Interest income-affiliates              4.4        5.3         9.4         8.6                  -                 -
   Interest income-third parties           2.7        0.8         0.6         1.3                  -                 1.7
   Interest expense-affiliates             -         (0.9)       (0.8)       (2.1)                 -                 -
   Interest expense-third parties         (4.9)      (4.8)       (4.0)       (3.7)                (2.9)            (39.3)
   Other-net                               0.5       (0.1)       (0.1)       (5.8)                (1.0)             (5.9)
   Provision for income taxes              3.3       27.8        46.0        23.7                  0.5              31.2
                                     ----------- ----------- ---------- --------------     ---------------- ---------------
Income (loss) before cumulative
   effect of change in accounting     $    1.6   $    43.0   $  (23.0)    $  26.3          $        0.2            $27.3
   (b)
                                     =========== =========== ========== ==============     ================ ===============

BALANCE SHEET DATA (END OF
   PERIOD)(c):
Total assets                           $ 594.7    $ 579.6     $ 509.9         -               $1,099.5          $1,023.9
Total debt                                66.3       44.5        42.1         -                  463.5             323.0
Stockholders' equity                     291.9      239.1       166.3         -                  276.3             304.5

(a) Includes the results of operations of Turbine Components Corporation, acquired in April 1995.

(b) In 1993, a $49.3 million charge (net of tax benefits of $31.5 million) was recorded as a cumulative effect of a change in accounting. Effective January 1, 1993, the Predecessor Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires that the estimated future cost of providing postretirement benefits such as health care be recognized as an expense when employees render services instead of when the benefits are paid. If SFAS No. 106 were in effect for 1992, net income would have been reduced by approximately $2 million.

(c) Excludes the effects of advances to Pechiney Corporation, dividends to Pechiney Corporation, and notes payable to Pechiney or its affiliates as set forth below:

                                                  Year ended December 31,
                                             -----------------------------------
                                                1992         1993       1994
                                             ------------ ----------- ----------
                                                    (dollars in millions)
          BALANCE SHEET DATA (END OF
          PERIOD):
             Advances to Pechiney               $160.7      $203.7      $238.7
                 Corporation
             Dividends payable                     -           7.6         -
             Notes payable                         -          12.9        20.0

ITEM 7 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The combined operations of Howmet and Cercast prior to the consummation of the December 13, 1995 acquisition are referred to as "Predecessor Company Combined," and Howmet and its subsidiaries after the consummation of the December 13, 1995 acquisition are referred to as the "Successor Company Consolidated." See Note 1 of Notes to Financial Statements.

     The Company operates predominantly in a single industry as a manufacturer of investment cast components for the aerospace and industrial gas turbine industries through operating companies located in the United States, France, the United Kingdom and Canada. See Note 12 of Notes to Financial Statements.

     The Company's operating performance is affected by general economic trends and by the following key factors:

     Industry Trends. The Company manufactures superalloy, titanium and aluminum castings for turbine engines and airframe applications for customers worldwide in the commercial aviation, military aviation and industrial gas turbine markets. The commercial aviation market, after a deep decline in the first half of the present decade, has begun a period of upturn which is expected by industry experts to last for much of the remainder of the decade. Worldwide output of large commercial aviation engines, for which the Company makes the majority share of airfoils, increased from 1995 to 1996 by 15%, and is expected to increase in 1997 over 1996. Because of the lead time necessary to finish, assemble and test these engines, the Company produced a portion of the airfoil requirements for 1997 engines in 1996. Spare parts for engines in service are an important part of the business, and have seen increases in 1996. This comes about as a result of increased flight hours as well as actions by the now profitable airlines to replenish their stocks of such components needed at the time of engine overhaul. Military engine component production was approximately constant, driven more by overhaul programs of the large existing fleet rather than new aircraft builds. The military market is not expected to be robust in the foreseeable future. Demand for components for large industrial gas turbines grew in 1996. Driven by single digit increases in power consumption worldwide, production of electricity by gas turbines holds a stable share among the options for power generation. The Company is the majority supplier of airfoils for such turbines and expects that such business will remain an important part of its product line for the foreseeable future. In fact, the Company has and continues to participate in a large number of IGT development programs for new generation, high technology turbines, which assures an important continued presence in this field.

     Pricing. The Company has experienced pressure from all of its major customers to assure price reductions as part of multi-year contracts. This is a result of the competitive environment which the Company's OEM customers are facing in the selling of their products in the worldwide market. Since winning an initial order assures a long term profitable market for spare parts, fierce competition exists and has successfully reduced the prices which OEMs receive in the market. Pressure for reduced prices is then exerted by the OEM on the suppliers.

     Cost Reduction. In order to assure continued competitiveness and to counterbalance the pricing pressures, the Company has a vigorous cost reduction program. There are many elements of this program, all seeking to reduce cycle times (and thus inventory), improve quality or reduce operating costs. Improvement efforts are in place at all operating units, and are expected to continue to yield results in the future.

RESULTS OF OPERATIONS

     Results of operations for the full year ended December 31, 1995 are compared to the full years ended December 31, 1996 and 1994 even though the acquisition was effected on December 13, 1995. (See Note 1 of Notes to Financial Statements.) Management believes that full year comparisons are more meaningful than comparisons involving the separate January 1 to December 13, 1995 and December 14 to December 31, 1995 periods.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net sales increased by $161.3 million (17.1%) to $1,106.8 million for 1996 from $945.5 million for 1995. The increase was primarily due to volume increases resulting from increased demand for aerospace and industrial gas turbine airfoils, aluminum castings, and component repairs.

     Gross profit increased by $77.1 million (34.1%) to $303.2 million for 1996 from $226.1 million for 1995. The principal reasons for the improvement were the effects of volume increases and, to a lesser extent, operational improvements, partially offset by price reductions. Other contributing factors include a $2.6 million lower LIFO charge in 1996 and a 1995 $5.4 million workers' compensation charge for incurred but not reported claims (see 1995 versus 1994 comparison).

     Selling, general and administrative expense increased $7.8 million (7.1%) to $117.3 million for 1996. The increase was due primarily to performance-based incentive costs.

     Depreciation and amortization expense increased $24.3 million (68.4%) to $59.7 million for 1996 from $35.4 million for 1995. Most of the increase relates to the December 13, 1995 acquisition asset additions and revaluations including goodwill, patents, non-compete agreement, and step-up of property, plant and equipment.

     Research and development expense decreased $2.2 million to $24.2 million for 1996 from $26.4 million for 1995. Although still very active, a slight decline in the level of new part development work was the principal reason for the decrease.

     Net interest expense (interest expense less interest income) amounted to $37.6 million for 1996, and net interest income (interest income less interest expense) amounted to $1.2 million for 1995. The expense in 1996 resulted principally from the December 13, 1995 acquisition financing-related debt. In 1995, the Company recorded net interest income on loans to/from its former owner, which are no longer outstanding. The 1995 interest income was partially offset by $2.9 million third party interest expense recorded in the December 14 to 31, 1995 period, which was related primarily to acquisition financing.

     Equity in loss of unconsolidated affiliates declined to a $1.4 million loss in 1996 versus a $4.5 million loss in 1995. The decline is due to improved results for the Japanese joint venture.

     Losses on sales of receivables increased to $4.5 million in 1996 compared to $.7 million in 1995. The increased loss is due to a full year of sales activity in 1996 versus 1995 sales activity for only the December 14 to 31, 1995 period, since sales of receivables did not begin until after the acquisition.

     The effective tax rate for 1996 was 53.3%, compared to an effective tax rate of 47.7% for 1995. The higher rate in the current period reflects certain losses and expenses for which there were no associated tax benefits, principally goodwill amortization.

     As a result of the foregoing, net income was $27.3 million in 1996, compared to $26.4 million in 1995.

     The impact of inflation on net sales and earnings from operations was not significant.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net sales increased by $87.2 million (10.2%) to $945.5 million for 1995 from $858.3 million for 1994. The increase was primarily due to increased demand for aerospace airfoils, aluminum castings, and component repairs, offset in part by selling price reductions of $4.8 million. Approximately $13.5 million of the increase resulted from the Company's acquisition of TCC in April, 1995.

     Gross profit increased by $15.1 million (7.2%) to $226.1 million for 1995 from $211.0 million for 1994, primarily due to the income effect of volume increases aggregating $26.6 million, of which approximately $2.5 million resulted from the acquisition of TCC. The favorable volume effect was partially offset by price reductions aggregating $4.8 million. 1995 also included a $5.4 million charge for workers' compensation claims incurred but not reported (incurred during the period due to the cessation of future insurance underwriting by a self-insurance subsidiary of Holdings, and an evaluation of such entity's remaining obligations). The Company's aggregate gross margin declined slightly to 23.9% for 1995 from 24.6% for 1994 due primarily to these charges.

     Selling, general and administrative expense increased $18.7 million (20.6%) to $109.6 million for 1995. The increase was due primarily to expenses associated with the Company's promotion of new products and applications of casting technology consistent with its strategy, and increased consulting and employee benefit and compensation costs. In addition, credits, representing adjustments of prior years' accruals (primarily for employee benefit programs), were recorded in 1994.

     Depreciation and amortization expense increased $2.3 million (6.9%) to $35.4 million for 1995 from $33.1 million for 1994. $1.3 million of the increase results from the acquisition of TCC in April 1995. The balance of the increase is attributable to depreciation resulting from the step up of value of fixed assets in the Acquisition, amortization of goodwill and other intangibles such as patents and non-compete agreements in the period from December 14 to 31, 1995.

     Research and development expense increased $7.2 million (37.5%) to $26.4 million for 1995 from $19.2 million for 1994. The increase is largely attributable to additional development work on new IGT products in response to customer development schedules.

     During 1995, the Company canceled its plan for the closure of its Dover alloy airmelt operation, and accordingly, reversed the related restructuring reserve of $1.0 million previously provided. The Company also reduced a reserve for moving administrative services to a central location for its operations in France by $0.6 million. In 1994 the Company took a $1.0 million charge for the Dover alloy airmelt operation and a $1.5 million charge for closure of the Morristown, Tennessee wax manufacturing facility. See Note 16 of Notes to Financial Statements.

     Interest expense--affiliates for 1995 increased to $2.1 million, $1.3 million higher than the $0.8 million of expense incurred for 1994. The increase was due to higher borrowings by the Company's casting operations in France from Pechiney S.A. The borrowings were used to finance working capital additions and capital expenditures.

     Interest expense--third parties increased to $6.6 million for 1995 from $4.0 million for 1994. The increase of $2.6 million is primarily attributable to the $425.0 million of senior debt and other borrowings incurred in the Acquisition.

     Equity in loss of unconsolidated subsidiaries increased by $3.0 million. The higher losses are attributable to worse results for the Japanese joint venture.

     The effective tax rate for 1995 was 47.7%. This compares to an effective tax rate of 200% for 1994. The lower rate in the current period reflects non-recurrence of certain losses from 1994 for which there were no associated tax benefits. In 1994 the Company recorded write-downs of goodwill totaling $47.4 million that were not tax deductible.

     As a result of the foregoing, net income was $26.5 million in 1995, compared to a $23.0 million loss for 1994.

     The impact of inflation on net sales and earnings from operations was not significant.


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

     In 1996 the Company generated $184.5 million in cash from operating activities. This amount includes (i) increased accounts payables, (ii) pension plan contributions that were approximately $6 million less than normal, and
(iii) $28.1 million that resulted from cost recoveries under, and modifications of, certain customer agreements. These three substantial positive effects on cash flow are not expected to repeat in 1997.

     The Company has a five year revolving credit facility that provides $75 million of revolving credit borrowing and letter of credit capacity. At the Company's option, in 1996 such capacity was reduced from $125 million. At December 31, 1996, borrowings under this facility were $12 million, and $9.7 million of standby letters of credit were outstanding.

     In 1996 the Company repaid $140.9 million of debt, including a $14 million reduction in revolving credit borrowings and $98.4 million of voluntary senior term facility repayments prior to mandatory due dates. In December 1996, the senior term facility and senior revolving credit facility were amended to reflect more favorable terms and conditions, including an approximate 150 basis point reduction in interest rates. In February 1997, an additional 25 basis point reduction occurred based on achieving certain financial milestones.

     Capital expenditures in 1996 were $33.7 million. In 1997 capital expenditures are expected to be approximately $55 million. The 1997 increase is attributable to capacity expansion resulting from increased demand and to a return to more normal levels of spending.

     As part of the December 13, 1995 acquisition purchase price allocation, a $21.0 million restructuring reserve was established for Howmet S.A. The extent of the restructuring was less than initially anticipated; consequently, $19.1 million of the accrual was reversed. In 1996 $1.0 million was spent on this restructuring effort and an additional $.9 million is expected to be spent in 1997.

     The Company has re-initiated a process that may result in the sale of its refurbishment business, although no agreement has been reached. If the refurbishment business is sold, proceeds will be used to reduce indebtedness or invest in available opportunities in its existing businesses. The Company will retain its Thermatech coating operations in any disposition of its refurbishment business. Net sales of the refurbishment business that may be sold were $76.0 million in 1996 and $63.0 million in 1995. Earnings from operations of this business were immaterial in both periods. Apart from the benefits of proceeds if the business is sold, the impact of the sale will not have a material effect on liquidity.

     Based upon the current level of operations, management believes that cash flow from operations, together with available borrowings under the revolving credit facility, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments under the senior credit facilities prior to final maturity.

     The Company guarantees certain indebtedness of its two joint ventures. As of December 31, 1996 these joint ventures had outstanding indebtedness of approximately $23.1 million, of which the Company has guaranteed approximately $11.5 million. It is anticipated that such joint ventures may continue to incur indebtedness. As part of the December 13, 1995 acquisition, Pechiney S.A. has indemnified the Company, through its parent, Howmet Holdings Company, for a limited amount of these guarantees. The indemnification is limited to $5.9 million and applies only to payments in excess of $6.0 million.


ENVIRONMENTAL MATTERS

     See "Business - Environmental Matters", Note 15 of Notes to Financial Statements, and Exhibit 99.1 for discussions of environmental matters.


IMPENDING ACCOUNTING CHANGE

     In January 1997, the Company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". The standard establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, including the sale of receivables. Adoption is not anticipated to have a material effect on the results of operations or financial position of the Company.

                              * * * * * * * * * * *

     The statements made herein that are not historical facts may be forward looking statements. In connection with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995, the Company hereby cautions readers that the forward looking statements are subject to certain risks and uncertainties, including without limitation those identified in Exhibit 99.1 hereto, which could cause actual results to differ materially from historical results or those anticipated, and urges readers to review Exhibit 99.1 carefully. Factors discussed in Exhibit 99.1 include, among others, substantial leverage and debt service, the effects of aerospace industry economic conditions and cyclicality, reduced government sales, concentrated customer base, competition, concentration of ownership and environmental matters.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the Financial Statements and Schedules attached hereto and listed in Item 14(a)(1) and (a)(2) hereof.

ITEM 9 -- CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



PART III


ITEM 10 -- DIRECTORS AND OFFICERS OF THE COMPANY

  The following table sets forth certain information with respect to the members of the Board of Directors and the executive officers of the Company.

NAME                      TITLE                                                       AGE
--------                  ------------------------------------------------            ---
William E. Conway         Director                                                     46
David L. Squier           Director; President and Chief Executive Officer              51
James R. Wilson           Director                                                     55
B. Dennis Albrechtsen     General Manager of Whitehall Castings                        52
Allan Bergquist           Vice President, Sales and Marketing                          54
John Corrigan             Vice President, Engineering                                  55
Henri Fine                President, Cercast Group                                     52
Jack Lambert              Vice President, Human Resources                              50
Marklin Lasker            Senior Vice President, International Operations              59
John Parkinson            Vice President, Howmet Refurbishment, Inc.                   47
Neil Paton                Vice President, Technology                                   58
Roland Paul               Vice President, General Counsel and Secretary                60
John C. Ritter            Vice President, Finance; Chief Financial Officer             49
James R. Stanley          Senior Vice President, United States Operations              55
Paul C. Wilson            Vice President, Corporate Planning                           49

  All directors of the Company hold office until the election and qualification of their successors. Each director has held his position since consummation of the Acquisition in 1995, except Mr. Squier who has been a director of Howmet since September 1987. Certain executive officers of the Company are elected by the Board of Directors and others are appointed by the President. They serve at the Board's discretion, subject to the terms of certain employment agreements described below. The Company does not pay any fees or remuneration to its directors for service on the board or any board committee, but reimburses directors for their ordinary out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors.

  William E. Conway, Jr. was elected as a Director of Howmet and Blade upon consummation of the Acquisition. He has been a Managing Director of The Carlyle Group, a Washington, D.C.-based private merchant bank, since 1987. Mr. Conway was Senior Vice President and Chief Financial Officer of MCI Communications Corporation from 1984 until 1987, and was a Vice President and Treasurer of MCI from 1981 to 1984. Mr. Conway presently serves on the Board of Directors of BDM International, Inc., GTS Duratek, Inc., Tracor Inc., Nextel Communications, Inc., and several privately held companies.

David L. Squier has been President and Chief Executive Officer of the Company since 1992. Mr. Squier began his association with Howmet when he joined the Corporate Planning department of its predecessor in December 1971. He was involved in manufacturing management from 1976 to 1978, became General Manager of Wichita Falls Casting in 1979, and was promoted to Vice President of Operations in 1983. He was elected a Director of Howmet in 1987. He was elected as a Director of Blade and Holdings upon consummation of the Acquisition.

  James R. Wilson was elected as a Director of Blade and the Company upon consummation of the Acquisition. He became Chairman of the Board of Thiokol Corporation in October 1995 and has served as a Director, President and Chief Executive Officer of Thiokol Corporation since 1993. He was Chief Financial Officer from 1989 through 1993, Senior Vice President from 1989 to 1992, and Executive Vice President from 1992 to 1993. Mr. Wilson is also a director of Rohr, Inc. and First Security Corporation.

  B. Dennis Albrechtsen has held the position of General Manager of Howmet Whitehall Castings since 1994. Prior to this, he served Howmet as Vice President, Airfoil Operations since October 1988. He has also held positions of responsibility at the Whitehall-Michigan, Dover-New Jersey and Wichita Falls-Texas casting plants.

  Allan Bergquist has been Vice President, Sales and Marketing of Howmet Corporation since March, 1996. Prior thereto he served at Allied Signal as Director, Marketing, Fluid Systems Division of Allied Signal and previously as Corporate Director, Aircraft Systems Strategy, General Sales Manager, Allied Signal Garrett, and Vice President, Marketing and Sales.

 John Corrigan is Vice President of Engineering and has held that position since 1984. Since joining the Company in 1967, he has held a number of positions including Chief Metallurgist, Director of Engineering, Plant Manager and General Manager of the Hampton Virginia casting plant.

  Henri Fine has been President of the Cercast Group since January 1991. Mr. Fine started his career with Pechiney in France in 1971 and was with that company in the United States and Canada from 1974 until the Acquisition. During his 24 years with Pechiney, he held positions in corporate planning, marketing, operations, general management and corporate development. He joined the Cercast Group in April 1990.

  Jack Lambert has been Vice President, Human Resources for Howmet since June 1994. Prior thereto, he served as a Vice President of Human Resources for Rubbermaid, Inc., Home Products Division from March 1990 to June 1994 and Vice President for Human Resources for operating units of United Technologies Corporation from March 1981 to March 1990.

  Marklin Lasker has been a Senior Vice President of the Company since February 1992. He is currently in charge of International Operations. Before joining the Company, Mr. Lasker was Vice President and General Manager of North American, Far East and Latin American operations for the AlliedSignal Turbocharger Division from April 1989 to September 1991.

  John Parkinson has been Vice President of Howmet Refurbishment, Inc. since June 1989. He began his association with Howmet as an Engineering Manager in March 1984 and has held positions as Plant Manager and General Manager.

  Neil Paton has been the Vice President of Technology for the Company since December 1990. Previously, Dr. Paton was a Program Manager and Director of Materials Engineering of the Rocketdyne Division of Rockwell International Corporation.

  Roland Paul has been Vice President, General Counsel and Secretary of the Company since 1976. Mr. Paul was previously in private practice as an attorney at law firms in New York and Paris and served as counsel to the United States Senate Foreign Relations Subcommittee on United States Security Commitments Abroad.

  John C. Ritter became Vice President, Finance of both Howmet and Holdings in April 1996 and is Chief Financial Officer of Howmet. Prior to his employment at Howmet, he served as Vice President, Finance and Contracts, for AlliedSignal Government Electronics from 1994-1996, and as Vice President, Finance and Administration of Norden Systems division of United Technologies Corporation ("UTC") from 1991-1994. He has also held the positions of Vice President, Finance and Administration, Chemical Systems Division, and Manager, Business Analysis, Pratt & Whitney Aircraft--Government Products Division of UTC.

  James R. Stanley has been Senior Vice President of the Company since 1992. He is currently in charge of United States Operations. Previous to his employment at Howmet, Mr. Stanley was the Vice President and General Manager of Customer Support and Marketing at the Textron Turbine Engine Division of Textron, Inc. from August 1990 to January 1992. He also held the position of Vice President of Operations for Textron Lycoming and held numerous managerial positions for nearly 20 years at General Electric Aircraft Engines.

  Paul C. Wilson became Vice President of Corporate Planning in September 1995. Since joining the Company in 1988, Dr. Wilson has held various senior management positions with the Company, including President of Cercast and Business Planning Manager.

ITEM 11 -- EXECUTIVE COMPENSATION

  The following table sets forth information with respect to the compensation paid by the Company for services rendered during the years ended December 31, 1996, December 31, 1995, and December 31, 1994, to the Chief Executive Officer and to each of the five other most highly compensated executive officers of the Company (the "Named Executive Officers").


---------------------------------------------------------------------------------------------------------------------
                                              SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
                                                                                        LONG-TERM
                                                                                      COMPENSATION
                                        ANNUAL COMPENSATION                           ------------
NAME AND                                                             OTHER ANNUAL         LTIP            ALL OTHER
PRINCIPAL POSITION               YEAR      SALARY       BONUS(1)     COMPENSATION      PAYOUTS(2)      COMPENSATION(3)
------------------               ----    -----------   -------       ------------      ---------       --------------
David L. Squier                  1996      $350,000    $540,926        $ 5,902          $500,179        $1,178,347
  Chief Executive Officer        1995       325,000     352,109          7,971            11,997           175,481
                                 1994       300,000     268,860         12,425               -0-            24,080
James R. Stanley                 1996       215,000     257,674          4,476           252,045           491,031
  Senior Vice President,         1995       200,000     186,100          5,722               -0-            18,055
  United States Operations       1994       193,000     136,221          6,399               -0-             7,580
Marklin Lasker                   1996       200,004     214,686          1,621           237,757           506,115
  Senior Vice President,         1995       190,800     150,745          5,006               -0-            19,406
  International  Operations      1994       184,800     129,746          4,451               -0-             8,106
B. Dennis Albrechtsen            1996       174,390     174,002          5,275           160,322            11,814
 General Manager,                1995       173,000     136,213          6,317               -0-            11,286
 Whitehall Castings              1994       168,000      98,592          6,065               -0-             7,110
Jack Lambert                     1996       153,000     134,086          5,092            54,128           260,651
 Vice President                  1995       145,833      65,613          7,670               -0-               -0-
 Human Resources                 1994        81,667         -0-          2,018               -0-            48,319
Ronald L. Wood                   1996       135,629     190,829          6,471           158,736           331,701
  Vice President, Finance        1995       170,355     123,367          5,746               -0-            20,202
  (employment ended 9/96)        1994       166,200      99,855          3,627               -0-             6,121

(1) Includes payments under the Company's Annual Bonus Plan and under its Restructuring Plan, a three year annual incentive plan which began in 1992 and ended in 1995, which allowed for payments to be made to the Named Executive Officers in conjunction with the Company's restructuring efforts.
(2) The Company's Long-Term Incentive Plan allowed for annual payments based on threshold, target and maximum goals tied to the Company's performance with respect to profits and return on net assets over rolling three-year periods, beginning in 1991. The Long-Term Incentive Plan was terminated in connection with the Acquisition, and the listed amounts were determined and paid in 1996 to give effect to that termination.
(3) A one time Sale Bonus was awarded to certain executives, including the Named Executive Officers, upon consummation of the Acquisition (See "Transaction Incentive Payments"). The following amounts were paid to the Named Executive
Officers: David L. Squier, $1,157,813; James Stanley, $475,000; Marklin Lasker, $453,625; Jack Lambert, $249,375; Ronald L. Wood, $302,813. The Company makes matching contributions dollar for dollar of the first five percent of all employees' compensation deferred in the Company's 401(k) savings plan. The Company maintains excess non-qualified plans that provide for payment of amounts in the form of taxable compensation equal to the amounts that would have been otherwise paid to employees under the 401(k) formula absent the benefit limitations of the Code. These contributions are included. During 1995 the Company made payments in lieu of vacation not taken by certain executive officers due to activities related to the Acquisition. The following amounts were paid to the Named Executive Officers: James Stanley, $7,692; Marklin Lasker, $11,008; Jack Lambert, $5,654; and Ronald Wood, $7,863. The figures for David Squier also reflect payment, provided by Pechiney, of premiums for a life insurance policy in 1994 of $10,789 and 1995 of $153,488; the 1995 payment by Pechiney prepaid all future premiums on the policy. The 1994 figure for Jack Lambert reflects payment of a one time signing bonus of $44,236 when Mr. Lambert joined the Company. The 1996 figure for Ronald Wood reflects payment for relocation of $18,218. In 1996, Thiokol granted 230,000 contingent stock options for Thiokol common stock to certain Company employees, including the Named Executive Officers (see "Management Agreements").

RETIREMENT PLANS

  The Company maintains defined benefit pension plans for substantially all its employees. Effective January 2, 1996, the Company adopted the Howmet Corporation Salaried Employees Pension Plan (the "SEPP") a defined benefit plan that covers most salaried employees, and provides for continuing benefits that had been provided under another defined benefit plan (the "Pechiney Plan") prior to the Acquisition. The following table shows the estimated annual pension benefits for salaried employees payable upon retirement (including amounts attributable to the SEPP, the Excess Benefit Plans and the Supplemental Retirement Plans, as described below, and including any benefit payable under the Pechiney Plan) for the specified compensation and years of service.

                               PENSION PLAN TABLE

                                                         YEARS OF SERVICE
REMUNERATION                   15            20            25             30           35        40
------------               ----------    -----------   -----------    ----------- ------------ ------
$200,000                   $ 43,164      $ 57,552      $ 71,940       $ 86,328    $100,716     $111,716
$400,000                   $ 88,164      $117,552      $146,940       $176,328    $205,716     $227,716
$600,000                   $133,164      $177,552      $221,940       $266,328    $310,716     $343,716
$800,000                   $178,164      $237,552      $296,940       $356,328    $415,715     $459,716

  As of December 31, 1996, the Named Executive Officers had the following credited service for determining pension benefits: David L. Squier, 25 years; James R. Stanley, 4 years; Marklin F. Lasker, 4 years; B. Dennis Albrechtsen, 21 years; Ronald Wood, 26 years; and Jack Lambert, 2 years.

 All employees named in the Summary Compensation Table participate in the SEPP. Before 1997, pension benefits for these employees are based on the average earnings for the highest five consecutive years of the final ten years of service. Compensation included in the final average earnings for the pension benefit computation includes base annual salary and annual bonuses but excludes payments for all other compensation. The SEPP benefit prior to 1997 takes into account the service and compensation earned at Pechiney and will be reduced by any benefit payable under the Pechiney Plan.

  Effective January 1, 1997, the SEPP's design was changed to that of a cash balance plan. The cash balance plan maintains hypothetical individual accounts for participants. Amounts credited to the accounts are based on compensation and age. Benefits earned before 1997 under the final average earnings formula are being converted to opening account balances.

  As of January 1, 1997, SEPP benefits are payable at retirement or termination. Benefits may be payable as a single life annuity, a joint and survivor annuity, a ten year certain option, a level income option or a lump sum.

  Because the SEPP is subject to the benefit and compensation limits under the Internal Revenue Code ("Code"), the Company has established two unfunded Excess Benefit Plans that provide for payment of amounts that would have been paid to employees under the pension formula absent the benefit and compensation limits of the Code.

  The Company also maintains several Supplemental Executive Retirement Plans ("SERPs") designed to provide unfunded supplemental retirement benefits to certain employees of the Company. The first is designed to provide the selected employees a benefit at retirement equal to that they would have earned under the SEPP and the Excess Benefit Plans, had the SEPP not been converted to a cash balance plan. Benefits under the SERP are offset by benefits received under the SEPP and the Excess Benefit Plans. Currently, Messrs. Squier, Stanley, Lasker, and Albrechtsen participate in this SERP.

  The second SERP is designed to provide the selected employees a benefit at retirement equal to 50% of the participant's average three highest consecutive years of compensation during the last ten years. SERP benefits are offset by amounts the participant receives from certain other plans and Social Security. Currently, Mr. Squier is the only employee participating in this SERP.


TRANSACTION INCENTIVE PAYMENTS

  The Company instituted an additional incentive plan in 1995 for the Named Executive Officers granting them significant incentive bonuses upon the successful sale of the Company. The incentives provided for a bonus equal to:
(i) a payment equal to a multiple (ranging from one-and-one-half times to three times) of the officer's 1995 base salary plus (ii) an additional payment equal to 0.75% of the guaranteed payment for each million dollars by which the final sale price exceeded Pechiney's threshold price. Payments earned and paid under the Transaction Incentive Payments were the obligations of Pechiney pursuant to the terms of the Stock Purchase Agreement and were paid in 1996.


EMPLOYMENT AGREEMENTS

  In October, 1995 the Company entered into employment agreements (the "Agreements") with thirteen management employees, including each Named Executive Officer except Mr. Albrechtsen. The Agreements set base salary levels and provide a specified percentage (generally from 30-60%) of base salary as a target annual bonus amount. The Agreements also generally provide each Named Executive Officer (the "Executive") with the use of a Company-owned automobile and participation in benefit plans and programs available to the Company management employees generally. The Agreements generally provide that in the event the Executive's employment is terminated by the Company other than for "cause" or by the Executive with "good reason" (each as defined therein) within 18 months following the Acquisition (or prior to the Executive's 62nd birthday in the case of Mr. Squier), the Executive will be entitled to (i) the amount of the Executive's base pay and target bonus for a specified period ranging from 18 to 36 months, (ii) a prorated portion of the annual bonus and any long-term incentive awards that would have been payable in the year of termination, (iii) Company-paid outplacement services, (iv) transfer to the Executive of the Company-owned car he was using, (v) accelerated vesting under certain of the Company's retirement plans, (vi) the right to continue to participate in the Company's medical benefits plan for up to two years at the rates in effect for active employees, and the right to be treated as a retiree for purposes of continued coverage thereafter. The severance benefits described above are generally conditioned on the Executive's agreement not to compete with the business of the Company for a period of twelve months following the participant's termination of employment. In the event of the Executive's death or disability, the Agreements generally provide for the payment of prorated annual bonus and long-term incentive plan awards, but not other severance amounts. Mr. Squier's agreement provides that he is entitled to a supplemental annual pension payment equal to the excess of 50% of his average base pay during his final three years of employment over the amounts provided to him under certain of the Company's retirement plans and under social security. Mr. Albrechtsen has an employment agreement that sets a base salary and 35% of that amount as an annual bonus target, and is generally effective until his 62nd birthday. In the event that Mr. Albrechtsen's employment is terminated by the Company without "cause" or by Mr. Albrechtsen with "good reason" (each as defined therein), Mr. Albrechtsen is generally entitled to the amount of his base salary and annual bonus for a period of 24 months; and if such termination occurs after his 55th birthday, he is entitled to such amounts for a period of 36 months.

STOCK APPRECIATION RIGHTS

  In early 1996, Blade introduced a Stock Appreciation Rights ("SARs") plan. Under the plan, SARs representing approximately 5% of Blade's equity value were issued to certain executive officers of the Company. The SARs, similar to phantom stock options, are valued based on appreciation in the value of Blade's common stock, as defined, from the date of adoption of the plan to the earlier of a sale of The Carlyle Group's controlling interest in Blade or five years. The SARs vest over a five-year period based upon the passage of time and the operating performance of the Company, with acceleration in the event of sale of The Carlyle Group's controlling interest in Blade. The following table shows the number and value of SARs granted to the Named Executive Officers during 1996.

               STOCK APPRECIATION RIGHT GRANTS IN LAST FISCAL YEAR

                                                                                          POTENTIAL REALIZABLE VALUE
                            NUMBER OF       PERCENT OF                                    AT ASSUMED ANNUAL RATES
                            SECURITIES      TOTAL SARs                                    OF STOCK PRICE APPRECIATION
                            UNDERLYING      GRANTED TO         BASE                       FOR OPTION TERM
NAME AND                    SARs            EMPLOYEES          PRICE       EXPIRATION     ---------------------------
PRINCIPAL POSITION          GRANTED         IN FISCAL YEAR     ($/SAR)     DATE               5%              10%
------------------          -----------     --------------     -------     ---------      ------------    -----------
David L. Squier                20,000           19.5            $100       3/31/01        $531,890        $ 1,170,248
James R. Stanley                7,500            7.3            $100       3/31/01        $199,459        $   438,843
Marklin Lasker                  5,000            4.9            $100       3/31/01        $132,973        $   292,562
B. Dennis Albrechtsen           3,000            2.9            $100       3/31/01        $ 79,784        $   175,537
Ronald L. Wood                      0              0              --            --               0                  0
Jack Lambert                    3,000            2.9            $100       3/31/01        $ 79,784        $   175,537

INSIDER PARTICIPATION

         David L. Squier, President and Chief Executive Officer of the Company is a Director of the Company and participates in the decisions of the Board of Directors of the Company concerning officer compensation.

ITEM 12 -- PRINCIPAL STOCKHOLDERS

  All of the capital stock of the Company is owned by Holdings and all of the common stock of Holdings is owned by Blade. The following table sets forth the ownership of common stock of Blade by each person known by Blade to be the owner of 5% or more of Blade's outstanding common stock.

                                                                        PERCENTAGE OF ALL
                                                         NUMBER           OUTSTANDING
BENEFICIAL OWNER(1)                                     OF SHARES         COMMON STOCK
-------------------                                     ---------         ------------
Carlyle-Blade Acquisition Partners, L.P.,
 a Delaware limited partnership ("CBAP")(2) ..            5,100               51
  c/o The Carlyle Group
  1001 Pennsylvania Avenue, N.W
  Washington, D.C. 20004
Thiokol Corporation(3) .......................            4,900               49
  2475 Washington Boulevard  Ogden, Utah 84401

William E. Conway, Jr ........................                0
David L. Squier ..............................                0
James R. Wilson ..............................                0
James R. Stanley .............................                0
B. Dennis Albrechtsen ........................                0
Marklin Lasker ...............................                0
Jack Lambert .................................                0
Ronald Wood ..................................                0
All directors and executive officers
 as a group (15 persons)(4)...................                0

(1) Except as otherwise indicated, each beneficial owner has the sole power to vote, as applicable, and to dispose of all shares of common stock owned by such beneficial owner. Carlyle and Thiokol are parties to a Stockholders Agreement governing, among other matters, voting of Blade common stock in the election of directors. Because of their rights under the Stockholders Agreement, Carlyle and Thiokol may be deemed beneficial owners of 100% of the Company's outstanding common stock. Each of Carlyle and Thiokol disclaims ownership of all shares it does not own of record, directly or through partnerships.

(2) CBAP is the record owner of the shares beneficially owned by Carlyle. Carlyle Partners II, L.P. and Carlyle Partners III, L.P. (the "General Partners") are the general partners of CBAP. TC Group, L.L.C., a Delaware limited liability company, is the sole general partner of each of the General Partners, and TCG Holdings, L.L.C., a Delaware limited liability company, is the sole managing member of TC Group, L.L.C. The General Partners, TC Group, L.L.C. and TCG Holdings could therefore be deemed to be beneficial owners of the shares owned by CBAP. TC Group, L.L.C. is also the general partner of certain limited partners of CBAP.

  Under the terms of the Stockholders Agreement between Thiokol and Carlyle, each of Thiokol and Carlyle nominated an equal number of directors to the Board of Directors of Blade, and one additional director was selected from management to serve on Blade's Board of Directors. See "Directors and Officers of the Company" for the identities and backgrounds of the directors. Blade and its subsidiaries may not take certain actions without the approval of a supermajority of Blade's directors, including but not limited to certain mergers, sale transactions, transactions with affiliates, issuances of capital stock, incurrence of indebtedness and payments of dividends on or repurchases of capital stock. Other than transfers to affiliates made in accordance with the Stockholders Agreement, no transfer of capital stock of Blade may be made by any stockholder without the consent of Carlyle and Thiokol until the sixth anniversary of the Closing Date or the expiration of the Call Option (as defined below), whichever is later. At any time after the third anniversary and before the sixth anniversary of the Closing Date, Thiokol will have the right to purchase all common stock then held by Carlyle at a price equal to the greater of Carlyle's capital contributions compounded at a fixed rate or fair market value (the "Call Option"). In addition, after the expiration of Thiokol's Call Options, Thiokol and Carlyle will have the right to participate, on a pro rata basis, in sales by the other of the Blade stock they hold; at any time after the sixth anniversary of the Closing Date, each of Thiokol and Carlyle will have the right to compel the participation of the other in sales of all the outstanding shares of Blade's stock; and each of Thiokol and Carlyle may, with the consent of the other, initiate a public offering. Pursuant to a registration rights agreement entered into in connection with the Stockholders Agreement, Thiokol and Carlyle will have certain "demand" and "piggyback" registration rights with respect to their Blade common stock, which become effective if Thiokol's Call Option lapses. The Stockholders Agreement also provides for an acceleration of Thiokol's Call Option in the event there is a change in control of Carlyle's beneficial ownership. Carlyle is entitled to control the Blade Board of Directors in the event of a change in control of Thiokol.

(3) Thiokol's investment in Blade is owned of record by Thiokol's wholly owned subsidiary, Thiokol Holding Company.

(4) Certain executive officers acquired limited partnership interests in CBAP in 1996. None of such officers have voting or investment discretion with respect to the Company's stock.


ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENTS

  Concurrently with the closing of the Acquisition, Howmet entered into management agreements ("Management Agreements") with TCG Holdings, L.L.C. and Thiokol for certain management and financial advisory services to be provided to the Company and its subsidiaries. The Management Agreements provide for the payment to each of TCG Holdings, L.L.C. and Thiokol annual management fees in an amount equal to $1.0 million. Also concurrently with the closing of the Acquisition, a predecessor to Holdings entered into transaction fee agreements with TCG Holdings, L.L.C. and Thiokol for the provision of advisory services relating to the negotiation, structuring and financing of the Acquisition, for fees of $2.0 million, which were paid to each of TCG Holdings, L.L.C. and Thiokol.

  During 1996, Thiokol granted 230,000 contingent stock options for Thiokol common stock to certain Company employees, including the Named Executive Officers. The options granted to the Named Executive Officers have an exercise price of $35.50 per option, the market price of Thiokol stock on the date of the grant. The options will vest only if Thiokol acquires the Company. The options vest, and are exercisable, 50% on the date of Thiokol's acquisition of Howmet equity from Carlyle and 25 percent each year thereafter. In the event Thiokol does not acquire 100% of the equity ownership of Blade, the stock options become void. The options expire not later than ten years after the date of the grant.


TAX SHARING AGREEMENT

  Blade entered into income tax sharing agreements (the "Tax Sharing Agreements") with each of Holdings and the Company (the "Subsidiaries") on December 13, 1995. The Tax Sharing Agreements provide that in any year in which a Subsidiary is included in any consolidated tax return of Blade, and the Subsidiary has taxable income, the Subsidiary will pay to Blade the amount of the tax liability the Subsidiary would have had if it filed a separate return (the "Separate Income Tax Liability"). In the event that the amount of Separate Income Tax Liability for a Subsidiary in any taxable year in which it is filing a consolidated return with Blade exceeds the amount equal to the product of (a) the income tax liability of the group of corporations filing on a consolidated basis for the taxable year (the "Blade Group Tax Liability") and (b) a fraction, the numerator of which is equal to the Subsidiary's Separate Income Tax Liability and the denominator of which is equal to the aggregate total of the Separate Income Tax Liability of all Subsidiaries which are included in Blade's consolidated tax return, then the Subsidiary will not be obligated to pay Blade the amount of such excess. In the event that the Blade Group Tax Liability exceeds the sum of all Subsidiaries' Separate Income Tax Liability for such year, Blade may collect from the Subsidiaries the amount of such excess, provided, however, that no Subsidiary shall be required to pay to Blade an amount that exceeds the excess of (i) the sum of such Subsidiary's Separate Income Tax Liability for the period beginning when such Subsidiary was included in the Blade's Consolidated Return and ending in the tax year at issue over (ii) the sum of amounts paid by such Subsidiary pursuant to this sentence. Adjustments to income arising from events occurring subsequent to the filing of the consolidated return attributable to matters such as amended returns, carrybacks, audit adjustments and refund claims will be given effect between Blade and the Subsidiaries as soon as practicable after determination of such adjustments. The Tax Sharing Agreements provide for a similar allocation between Blade and the Subsidiaries in the event that any state and local income taxes of Blade and the Subsidiaries are determined on a combined, consolidated or unitary basis.

PART IV


ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) -- Financial Statements

  The following Consolidated Financial Statements of the Company and its subsidiaries are included in this Report:

                                                                                                  Page No.
                                                                                                  --------
   Reports of Independent Auditors                                                                F-1 - F-5

   Consolidated Balance Sheets at December 31, 1996 and 1995                                         F-6

   Statements of Operations and Retained Earnings for the Year ended
   December 31, 1996, the Period from December 14, 1995 to December
   31, 1995 (Successor Company Consolidated), the Period
   from January 1, 1995 to December 31, 1995 (Predecessor Company
   Combined), and the Year Ended December 31, 1994 (Predecessor
   Company Combined). . . . . . . . . . . . . . . . . . . . . . . . .                                F-7

   Statements of Cash Flows for the year ended December 31, 1996, the
   Period from December 14, 1995 to December 31, 1995 (Successor
   Company Consolidated), the Period from January 1, 1995 to
   December 13, 1995 (Predecessor Company Combined), and the
   Year Ended December 31, 1994 (Predecessor Company
   Combined). . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                F-8

   Notes to Financial Statements                                                                  F-9 - F-28

(a) (2) -- Financial Statement Schedule

  The following schedule to the Financial Statements of the Company and its subsidiaries is included in this Report:

         Schedule

         II  -- Valuation and Qualifying Accounts and reserves                                       F-29

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required or are inapplicable, and therefore have been omitted.

 (a) (3) -- Exhibits

Regulation S-K
Exhibit No.:

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

  4.5 Form of 10% Senior Subordinated Notes due 2003 of the Company offered in exchange for the Original Notes (included in Exhibit 4.2).

  4.6 Amended and Restated Credit Agreement dated as of December 5, 1996 among Blade Acquisition Corp., Howmet Holdings Corporation., Howmet Corporation, Bankers Trust Company, various banks, Citicorp USA, Inc., and The First National Bank of Chicago as Managing Agents, Bankers Trust Company as Syndication Agent, Citicorp USA, Inc. as Documentation Agent and The First National Bank of Chicago, as

           Administrative Agent, together with certain collateral documents attached thereto as exhibits, including the Subsidiary Guaranty, Pledge Agreement and Security Agreement among Blade Acquisition Corp., Howmet Holdings Corp., Howmet Corporation, certain subsidiaries and affiliates of Howmet Corporation and the First National Bank of Chicago.

  4.7 Blade Receivables Master Trust Amended and Restated Pooling and Servicing Agreement dated April 18, 1996 among Blade Receivables Corporation as Transferor, Howmet Corporation as Servicer and Manufacturers and Traders Trust Company as Trustee together with certain collateral documents attached thereto as exhibits, including the Amended and Restated Receivables Purchase Agreement dated as of April 18, 1996 between Howmet Corporation and certain subsidiaries of Howmet Corporation, as Settlors, and Blade Receivables Corporation as Buyer.

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

  10.14 Employment Agreement dated October 4, 1995, between Howmet Corporation and Roland Paul (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

  10.15 Employment Agreement dated October 4, 1995, between Howmet Corporation and David Squier (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

  10.16 Employment Agreement dated October 4, 1995, between Howmet Turbine Components Corporation and B. Dennis Albrechtsen (incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

  10.17 Letter Agreement regarding payment of life insurance between Howmet Corporation and David L. Squier (incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

  10.18(a) Tax Sharing Agreement among Howmet Corporation, Howmet Management
           Services, Inc., Howmet-Tempcraft, Inc., Howmet Thermatech Canada, Inc., Howmet Transport Services, Inc., Howmet Sales, Inc., Howmet Refurbishment, Inc., Turbine Components Corporation, Blade Receivables Corporation, a Nevada corporation, and Howmet Cercast
           (USA), Inc., dated as of December 13, 1995 (incorporated herein by reference to Exhibit 10.20(a) to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

  10.18(b) Tax Sharing Agreement among Blade Acquisition Corp., Pechiney
           Corporation, Howmet Insurance Co., Inc., Howmet Corporation and all of its directly and indirectly owned subsidiaries, dated as of December 13, 1995 (incorporated herein by reference to Exhibit 10.20(b) to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

  10.19 Management Agreement between Howmet Corporation and Thiokol Holding Company dated as of December 13, 1995 (incorporated herein by reference to Exhibit 10.21 to the

           Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

  10.20 Management Agreement between Howmet Corporation and TCG Holdings, L.L.C., dated as of December 13, 1995 (incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

  10.21 Assignment and Assumption Agreement between Howmet Holdings Acquisition Corp. and Howmet Acquisition Corp., dated as of December 6, 1995 and Indemnification Provisions of the Stock Purchase Agreement among Pechiney, Pechiney International S.A., Howmet Cercast S.A. and Blade Acquisition Corp., dated as of October 12, 1995 (incorporated herein by reference to Exhibit 10.23 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

  10.22 Revised Employment Letter dated February 13, 1996, between Howmet Corporation and John C. Ritter (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to the Company's Registration Statement on Form S-4 filed June 11, 1996 (registration no. 333-00200)).

  10.23 Stock Appreciation Right Agreement between Howmet Corporation and David L. Squier dated May 17, 1996 (incorporated herein by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996.)

  10.24 Stock Appreciation Right Agreement between Howmet Corporation and James Stanley dated May 17, 1996 (incorporated herein by reference to
           Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996.)

  10.25 Stock Appreciation Right Agreement between Howmet Corporation and Mark Lasker dated May 17, 1996 (incorporated herein by reference to
           Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996.)

  10.26 Stock Appreciation Right Agreement between Howmet Corporation and John C. Ritter dated May 17, 1996 (incorporated herein by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

  10.27 Stock Appreciation Right Agreement between Howmet Corporation and Allan Bergquist dated May 17, 1996 (incorporated herein by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

  10.28 Stock Appreciation Right Agreement between Howmet Corporation and B. Dennis Albrechtsen dated May 17, 1996 (incorporated herein by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

  10.29 Howmet Corporation Amended and Restated Special 1995 Executive Deferred Compensation Plan effective as of November 1, 1995 (incorporated herein by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

  10.30 The Howmet Corporation Nonqualified Deferred Compensation Trust dated April 29, 1996 (incorporated herein by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

  21.1     List of Significant Subsidiaries

  27.1     Financial Data Schedule


  (b) No reports on Form 8-K were filed by the Company during the last quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HOWMET CORPORATION


Dated: March 31, 1997                       By:  John C. Ritter
                                                 -------------------------------
                                                 John C. Ritter
                                                 Vice President and Chief
                                                 Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 31, 1997                            David L. Squier
                                                 -------------------------------
                                                 David L. Squier
                                                 President and Chief Executive Officer and
                                                 Director (Principal Executive Officer)


Dated: March 31, 1997                            William E. Conway
                                                 -------------------------------
                                                 William E. Conway
                                                 Director


Dated: March 31, 1997                            James R. Wilson
                                                 -------------------------------
                                                 James R. Wilson
                                                 Director


Dated: March 31, 1997                            John C. Ritter
                                                 -------------------------------
                                                 John C. Ritter
                                                 Vice President and Chief Financial Officer
                                                 (Principal Financial and Accounting Officer)

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material has been sent to security holders by Registrant.

                     Report of Independent Auditors

The Board of Directors and Shareholders
Howmet Corporation


We have audited the accompanying consolidated balance sheets of Howmet Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and retained earnings, and cash flows for the year ended December 31, 1996, and for the periods from January 1, 1995 to December 13, 1995 (Predecessor Company) and December 14, 1995 to December 31, 1995 (Successor Company). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1995 financial statements of Howmet SA, CIRAL SNC and Howmet Limited (UK), wholly-owned subsidiaries, which statements reflect total assets of $201 million as of December 31, 1995, and total revenues of $221 million for the year ended December 31, 1995. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Howmet SA, CIRAL SNC and Howmet Limited (UK), is based solely on the reports of other auditors. The combined financial statements of Howmet Corporation and Howmet Cercast Group for the year ended December 31, 1994 were audited by other auditors whose report dated October 27, 1995 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts (including the allocation of the results of operations of Howmet SA, CIRAL SNC and Howmet Limited (UK) between the period from December 14, 1995 to December 31, 1995) and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 1995, the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Howmet Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the year ended
December 31, 1996, for the periods from January 1, 1995 to December 13, 1995 and December 14, 1995 to December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                   /s/   ERNST & YOUNG LLP

Stamford, Connecticut
January 27, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


11 July 1996

To the Board of Directors of Howmet Limited

     We have audited the balance sheet of Howmet Limited ("the Company") as of 31 December 1995, and the related profit and loss account and statements of changes in cash flows and changes in shareholders' equity for the year ended 31 December 1995, all expressed in pounds sterling and prepared on the basis set forth in the financial statements (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with United Kingdom generally accepted auditing standards which do not differ in any material respect from auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at 31 December 1995 and the results of the Company's operations and its cash flows for the year ended 31 December 1995 in conformity with generally accepted accounting principles in the United Kingdom.






Price Waterhouse
Bristol, England

                     AUDITOR'S REPORT ON THE ANNUAL ACCOUNTS

                         (YEAR ENDED DECEMBER 31, 1995)


To the Stockholders
Howmet SA
68 Rue du Moulin du Cage
92230 Gennevilliers

     The following report is a free translation of the statutory auditor's report issued in France except with respect to the reference to generally accepted auditing standards in the United States (see paragraph 1, below).

     In accordance with the terms of our appointment by the General Meeting, we hereby present our report for the year ended December 31, 1995 on:

     - the audit of the annual accounts (balance sheet and income statement) of Howmet SA (not separately presented herein);

     -   the specific procedures and disclosures required by law.

     The Board of Directors is responsible for the preparation of the annual accounts. Our responsibility is to express an opinion on these accounts based on our audit.

1.  OPINION ON THE ANNUAL ACCOUNTS

     We conducted our audit in accordance with generally accepted auditing standards (GAAS) in France (which are substantially similar to generally accepted auditing standards in the United States). These standards require the auditor to perform such tests and procedures as give reasonable assurance that the annual accounts are free from material misstatement. An audit includes examination, on a test basis, of evidence relevant to the information contained in these accounts. It also includes an assessment of the accounting policies used and of significant estimates made by the Board of Directors in the preparation of the annual accounts, and an evaluation of the overall adequacy of the presentation of these accounts. We believe that our audit provides a reasonable basis for the opinion expressed below.

     In our opinion, the annual accounts have been properly prepared and present fairly the company's results for the year ended December 31, 1995, and its assets, liabilities and financial position as at that date in accordance with accounting principles generally accepted in France.

2.  SPECIFIC PROCEDURES AND DISCLOSURES

     We have also performed the specific procedures required by the law, in accordance with auditing standards.

     We have no comments to make on the fair presentation or on the consistency with the annual accounts of the information given in the Management Report of the Board of Directors or in documents sent to the stockholders on the company's financial position and annual accounts.

     In accordance with the law, we have ensured that the necessary disclosures on acquisitions of participating and controlling interests and on the identity of stockholders have been provided in the Management Report.

Signed in Paris on May 23, 1996

The Auditor
/s/ Befec-Price Waterhouse

                     AUDITOR'S REPORT ON THE ANNUAL ACCOUNTS

                         (YEAR ENDED DECEMBER 31, 1995)

To the Stockholders
CIRAL SNC
ZAC de la Presaie
53600 Evron

     The following report is a free translation of the statutory auditor's report issued in France except with respect to the reference to generally accepted auditing standards in the United States (see paragraph 1, below).

     In accordance with the terms of our appointment by the General Meeting, we hereby present our report for the year ended December 31, 1995 on:

     - the audit of the annual accounts (balance sheet and income statement) of Ciral SNC (not separately presented herein);

     -   the specific procedures and disclosures required by law.

     The manager is responsible for the preparation of the annual accounts. Our responsibility is to express an opinion on these accounts based on our audit.

1.  OPINION ON THE ANNUAL ACCOUNTS

     We conducted our audit in accordance with generally accepted auditing standards (GAAS) in France (which are substantially similar to generally accepted auditing standards in the United States). These standards require the auditor to perform such tests and procedures as give reasonable assurance that the annual accounts are free from material misstatement. An audit includes examination, on a test basis, of evidence relevant to the information contained in these accounts. It also includes an assessment of the accounting policies used and of significant estimates made by the manager in the preparation of the annual accounts, and an evaluation of the overall adequacy of the presentation of these accounts. We believe that our audit provides a reasonable basis for the opinion expressed below.

     In our opinion, the annual accounts have been properly prepared and present fairly the company's results for the year ended December 31, 1995, and its assets, liabilities and financial position as at that date in accordance with accounting principles generally accepted in France.

2.  SPECIFIC PROCEDURES AND DISCLOSURES

     We have also performed the specific procedures required by the law, in accordance with auditing standards.

     We have no comments to make on the fair presentation or on the consistency with the annual accounts of the information given in the Management Report of the manager or in documents sent to the stockholders on the company's financial position and annual accounts.

Signed in Paris on May 15, 1996

The Auditor
/s/ Befec-Price Waterhouse

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Boards of Directors of
Howmet Corporation and Howmet Cercast Group

     In our opinion, the accompanying combined statements of operations and retained earnings and of cash flows for the year ended December 31, 1994 present fairly, in all material respects, the results of operations and cash flows of Howmet Corporation and Howmet Cercast Group (collectively, the "Predecessor Company") and each of their consolidated subsidiaries, affiliated by common ownership and management, for the year ended December 31, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Predecessor Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     We have not audited the combined financial statements of the Predecessor Company for any period subsequent to December 31, 1994.




Price Waterhouse LLP                                   /s/  PRICE WATERHOUSE LLP
Stamford, Connecticut
October 27, 1995

                               Howmet Corporation

                           Consolidated Balance Sheets

                  (Dollars in thousands, except share amounts)


                                                                           December 31,
                                                                      1996              1995
                                                                   ----------       ----------
Assets
Current assets:
   Cash and cash equivalents                                       $   23,398       $    9,606
   Accounts receivable (less allowance of $5,623 and $8,258)           76,870           88,533
   Inventories                                                        149,419          150,288
   Retained receivables                                                46,132           42,690
   Deferred income taxes                                               20,957               --
   Other current assets                                                 2,982            3,481
                                                                   ----------       ----------
       Total current assets                                           319,758          294,598

Property, plant and equipment, net                                    291,086          301,563
Goodwill, net                                                         253,377          311,092
Acquisition intangibles and other assets, net                         159,672          192,250
                                                                   ----------       ----------
       Total assets                                                $1,023,893       $1,099,503
                                                                   ==========       ==========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                $   76,840       $   58,987
   Accrued liabilities                                                157,408          154,957
   Income taxes payable                                                18,561           11,930
   Long-term debt due within one year                                  56,106           45,303
   Deferred income taxes                                                   --           22,516
                                                                   ----------       ----------
       Total current liabilities                                      308,915          293,693

Accumulated postretirement benefit obligation                          88,569           84,421
Other liabilities                                                      37,245           20,257
Deferred income taxes                                                  17,777            6,663
Long-term debt                                                        266,870          418,186
                                                                   ----------       ----------
       Total liabilities                                              719,376          823,220

Commitments and contingencies (see Notes 8 and 15)

Stockholders' equity:
   Common stock, $1 par value, 1,000 shares
     authorized; 10 shares issued and outstanding                          --               --
   Capital surplus                                                    275,000          275,000
   Retained earnings                                                   27,461              160
   Cumulative translation adjustment                                    2,056            1,123
                                                                   ----------       ----------
       Total stockholders' equity                                     304,517          276,283
                                                                   ----------       ----------
       Total liabilities and stockholders' equity                  $1,023,893       $1,099,503
                                                                   ==========       ==========



See notes to the financial statements.

                               Howmet Corporation

                 Statements of Operations and Retained Earnings

                             (Dollars in thousands)



                                                                Successor Company                    Predecessor Company
                                                                  Consolidated                           Combined
                                                    --------------------------------------    --------------------------------
                                                                            Period from          Period from
                                                      Year ended         December 14, 1995     January 1, 1995    Year ended
                                                      December 31,               to                   to          December 31,
                                                         1996            December 31, 1995    December 13, 1995      1994
                                                    --------------       -----------------    -----------------   ------------
Net sales                                            $ 1,106,812             $ 51,366              $ 894,132       $ 858,251

Operating costs and expenses:
   Cost of sales                                         803,624               38,021                681,427         647,272
   Selling, general and administrative expense           117,342                4,591                104,990          90,894
   Depreciation and amortization expense                  59,686                2,780                 32,654          33,089
   Research and development expense                       24,207                1,425                 25,004          19,169
   Restructuring expense (credit)                             --                   --                 (1,624)          2,546
   Goodwill writeoff                                          --                   --                     --          47,400
                                                     -----------             --------              ---------       ---------
                                                       1,004,859               46,817                842,451         840,370
                                                     -----------             --------              ---------       ---------
Earnings from operations                                 101,953                4,549                 51,681          17,881

Interest income, affiliates                                   --                   --                  8,628           9,462
Interest income, third parties                             1,665                   23                  1,297             552
Interest expense, affiliates                                  --                   --                 (2,155)           (843)
Interest expense, third parties                          (39,301)              (2,925)                (3,713)         (3,948)
Equity in loss of unconsolidated affiliates               (1,390)                (159)                (4,315)         (1,434)
Losses on sales of receivables                            (4,450)                (657)                    --              --
Other, net                                                   (16)                (190)                (1,477)          1,324
                                                     -----------             --------              ---------       ---------
Income before income taxes                                58,461                  641                 49,946          22,994
Income taxes                                              31,160                  481                 23,662          45,984
                                                     -----------             --------              ---------       ---------
Net income (loss)                                         27,301                  160                 26,284         (22,990)

Retained earnings at beginning of period                     160                   --                297,914         340,665
Dividends declared on common stock                            --                   --               (200,000)        (19,761)
                                                     -----------             --------              ---------       ---------
Retained earnings at end of period                   $    27,461             $    160              $ 124,198       $ 297,914
                                                     ===========             ========              =========       =========

See notes to the financial statements.

                               Howmet Corporation

                            Statements of Cash Flows

                             (Dollars in thousands)

                                                              Successor Company                        Predecessor Company
                                                                 Consolidated                                Combined
                                                       --------------------------------       ---------------------------------
                                                                         Period from             Period from
                                                       Year ended     December 14, 1995        January 1, 1995      Year ended
                                                       December 31,           to                      to            December 31,
                                                           1996       December 31, 1995       December 13, 1995        1994
                                                       -----------    -----------------       -----------------     -----------
Operating activities
Net income (loss)                                      $  27,301        $     160                $  26,284            $(22,990)
Adjustment to reconcile net income (loss) to net
   cash provided (used) by operating activities:
     Depreciation and amortization                        63,326            2,965                   32,654              33,089
     Equity in loss of unconsolidated affiliates           1,390              159                    4,315               1,434
     Goodwill writeoff                                        --               --                       --              47,400
     Changes in assets and liabilities:
       Accounts receivable                                 8,790          (19,793)                 (11,431)              7,847
       Inventories                                        17,145           12,382                   (1,655)             15,608
       Deferred income taxes                              (2,292)             167                   (2,650)              9,770
       Accounts payable                                   17,213           (5,452)                 (23,111)              9,992
       Accrued liabilities and other liabilities          21,880           (2,723)                  17,246              (6,714)
       Income taxes payable                                6,135             (594)                 (18,738)               (519)
       Long-term customer receivable                      21,138               --                       --                  --
       Other - net                                         2,460               --                   12,325              (3,525)
                                                       ---------        ---------                ---------            --------
           Net cash provided (used) by operating
             activities                                  184,486          (12,729)                  35,239              91,392

Investing activities
Proceeds from disposal of fixed assets                       283               13                    3,217               5,027
Payments made for capital expenditures                   (33,686)          (1,613)                 (41,203)            (37,991)
Decrease (increase) in advances to Pechiney                   --               --                  237,368             (34,914)
Payments made for investments and other assets                --           (1,076)                  (5,790)               (454)
Acquisition of business, net of cash acquired              3,634         (737,546)                      --                  --
                                                       ---------        ---------                ---------            --------
           Net cash provided (used) by investing
             activities                                  (29,769)        (740,222)                 193,592             (68,332)

Financing activities
Issuance of debt                                         147,250           50,842                   37,013               8,534
Repayment of debt                                       (288,100)         (40,000)                 (56,986)             (4,021)
Payment of dividends                                          --               --                 (200,000)            (28,613)
Proceeds from acquisition financing:
   Sale of accounts receivable                                --           51,400                       --                  --
   Issuance of debt                                           --          450,200                       --                  --
   Issuance of equity                                         --          250,000                       --                  --
                                                       ---------        ---------                ---------            --------
           Net cash provided (used) by financing
             activities                                 (140,850)         762,442                 (219,973)            (24,100)
Effect of exchange rate changes on cash                      (75)             115                      234                (439)
                                                       ---------        ---------                ---------            --------
Net increase (decrease) in cash                           13,792            9,606                    9,092              (1,479)

Cash and cash equivalents at beginning of period           9,606               --                    4,962               6,441
                                                       ---------        ---------                ---------            --------
Cash and cash equivalents at end of period             $  23,398        $   9,606                $  14,054            $  4,962
                                                       =========        =========                =========            ========


Supplemental disclosures of cash flow
  information:
  Cash paid during the period for:
     Income taxes                                      $  28,427        $     876                $  42,646            $ 34,643
     Interest                                          $  36,190        $      37                $   5,265            $  4,425

See notes to the financial statements.

                               Howmet Corporation

                          Notes to Financial Statements


1. BASIS OF PRESENTATION

SUCCESSOR COMPANY
Blade Acquisition Corp. ("Blade") was formed in October 1995 to acquire Pechiney Corporation from Pechiney International, S.A. ("Pechiney International") and the Cercast group of companies from Howmet Cercast S.A., a subsidiary of Pechiney International. The Carlyle Group and certain of its affiliates ("The Carlyle Group") and Thiokol Holding Company, a wholly-owned subsidiary of Thiokol Corporation ("Thiokol"), own 51% and 49%, respectively, of Blade's common stock. The acquisition was effected through a series of transactions, including the purchase of Pechiney Corporation by Howmet Holdings Acquisition Corp. ("HHAC"), a wholly-owned subsidiary of Blade; the purchase of the capital stock of certain Cercast companies by Howmet Acquisition Corp. ("HAC"), a wholly-owned subsidiary of HHAC; and the mergers of HHAC with and into Pechiney Corporation and of HAC with and into Howmet Corporation ("Successor Company" or "Howmet"). After the mergers, Pechiney Corporation's name was changed to Howmet Holdings Corporation ("Holdings"). Howmet is a wholly-owned subsidiary of Holdings. Howmet and its subsidiaries, including the Cercast group of companies, is the only operating subsidiary of Holdings. The Stock Purchase Agreement provides Blade with indemnities for certain pre-closing tax, environmental and product liability matters. These indemnities were assigned to the Company by Blade.

An agreement between The Carlyle Group and Thiokol Holding Company provides that Thiokol Holding Company may purchase all of The Carlyle Group's interest in Blade, from December 13, 1998 to December 13, 2001. At any time after December 13, 2001, Thiokol Holding Company and The Carlyle Group will have the right to compel the participation of the other in sales of all the outstanding shares of Blade's common stock. Thiokol Holding Company or The Carlyle Group may, with the consent of the other, initiate a public offering.

The acquisition was completed on December 13, 1995 for a total purchase price, including transaction fees and expenses, of approximately $771.6 million (after agreed upon 1996 post-closing adjustments). Financing for the acquisition included (i) borrowing of $300.0 million under a senior term loan facility, (ii) the sale of $125.0 million aggregate principal amount of senior subordinated notes, (iii) $51.4 million of proceeds from a special purpose receivables facility, (iv) $10.2 million in borrowings under a $125.0 million revolving credit facility, (v) $10.0 million of borrowings through a Canadian facility, and (vi) a $250.0 million cash equity investment from the proceeds of the issuance of $200.0 million of Blade common stock and $50.0 million of Blade pay-in-kind preferred stock. The acquisition financing also included a $25.0 million pay-in-kind junior subordinated purchaser note issued to Pechiney International by Howmet's parent company, which amount was contributed to Howmet's capital.

The acquisition was accounted for in accordance with the purchase method of accounting, and accordingly, the Successor Company Consolidated Financial Statements reflect the allocation of the purchase price and related acquisition costs to the assets acquired and liabilities assumed based on their fair values. The following unaudited condensed financial information gives effect, on a pro forma basis, to the acquisition as if it had occurred at the beginning of the years ended December 31, 1995 and 1994 (in thousands):

                               Howmet Corporation

1. BASIS OF PRESENTATION (CONTINUED)


                       Pro Forma (Unaudited)
                       Year Ended December 31,
                       1995             1994
                      -----------------------
Net sales             $945,498      $858,251
Net loss               (19,150)      (58,560)

The pro forma net loss in 1994 includes a $47.4 million write off of goodwill as discussed in Note 5. The pro forma information does not necessarily represent what the actual consolidated results would have been for these periods and is not intended to be indicative of future results.


PREDECESSOR COMPANY

The combined statements of operations and retained earnings and cash flows have been prepared to present the combined operations of Howmet Corporation and Howmet Cercast Group ("Cercast") (collectively, the "Predecessor Company"), affiliated entities with common ownership and management, on a historical cost basis prior to their acquisition by Blade. All transactions between Howmet Corporation and Cercast have been eliminated.

The Predecessor Company had significant transactions with Pechiney International and its majority owner, Pechiney S.A., a French corporation.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to the "Company" relate to both the Predecessor Company and the Successor Company.

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include all subsidiary companies and reflect the use of the equity method of accounting for 50% owned joint ventures. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective period. Amounts affected include, but are not limited to, allowances for doubtful accounts, reserves for contract losses and other accruals. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of its products upon shipment. Provision for estimated losses on sales commitments are recorded when identified.

                               Howmet Corporation

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all investment instruments with a maturity of three months or less when acquired to be cash equivalents.

INVENTORIES

Inventories are stated at cost, which approximates or is less than replacement value. The Company values a substantial portion of its inventories on the last-in, first-out ("LIFO") method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of the respective assets, ranging from 4 to 8 years for machinery and equipment and from 19 to 30 years for buildings.

GOODWILL

Goodwill is the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired and is amortized on a straight-line basis over 40 years. The carrying value of goodwill is reviewed when facts and circumstances suggest that it may be impaired. The Company assesses its recoverability by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted projected future cash flows. If it cannot be fully recovered, goodwill is considered to be impaired. The amount of impairment is measured based upon the present value of these projected future cash flows at appropriate discount rates less the book value of goodwill.

ACQUISITION INTANGIBLES

Other acquisition intangible assets consist of the fair value, at the December 13, 1995 acquisition date (Note 1), of patents, technology and a noncompete agreement. They are being amortized on a straight-line basis over 10 to 15 years.

TRANSLATION OF FOREIGN CURRENCIES

All assets and liabilities of the Company's subsidiaries outside of the U.S., except for Canada, are translated into U.S. dollars at year-end exchange rates. Revenues and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period. Unrealized currency translation adjustments are deferred in the balance sheet, whereas transaction gains and losses are recognized currently in the statement of operations.

The Canadian operation's functional currency is the U.S. dollar. Therefore, Canadian monetary assets and liabilities are translated at period end exchange rates and inventories and other nonmonetary assets and liabilities are translated at historical rates. Adjustments resulting from translation of Canadian monetary assets and liabilities at year-end exchange rates are included in the statements of operations.

INCOME TAXES

Except for items representing permanent differences between pretax book income and taxable income, income taxes are provided on all revenue and expense items included in the statements of operations, regardless of the period in which such items are recognized for income tax purposes. Deferred income taxes result from the future tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.

                               Howmet Corporation

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


IMPAIRMENT OF LONG-LIVED ASSETS

In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The standard requires the Company to review long-lived and intangible assets for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Adoption did not have a material effect on the results of operations or financial position of the Company.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

In January 1997, the Company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". The standard establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, including the sale of receivables. Adoption is not anticipated to have a material effect on the results of operations or financial position of the Company.

RECLASSIFICATION OF PRIOR PERIOD FINANCIAL STATEMENTS

Certain 1995 and 1994 amounts have been reclassified to be consistent with 1996 presentation.


3. INVENTORIES

Inventories are summarized as follows (in thousands):

                                                December 31,
                                            1996            1995
                                          --------        --------
Raw materials and supplies                $ 56,121        $ 63,281
Work in progress and finished goods         95,041          87,078
                                          --------        --------
FIFO inventory                             151,162         150,359
LIFO valuation adjustment                   (1,743)            (71)
                                          --------        --------
                                          $149,419        $150,288
                                          ========        ========

At December 31, 1996 and 1995, inventories include $48.2 million and $39.7 million, respectively, that are not valued using LIFO.

In 1996 and 1994, inventory levels were reduced. This resulted in liquidation of LIFO inventory carried at the lower costs prevailing in prior years as compared with costs of current purchases. The effect of charging these lower LIFO costs to cost of sales rather than the cost of current purchases was not significant in 1996 and decreased cost of sales by $9 million and increased net income by $5.5 million in 1994.

                               Howmet Corporation

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following (in thousands):

                                      December 31,
                                 1996            1995
                               --------        --------
Land                           $ 14,601        $ 14,502
Buildings                        70,665          67,603
Machinery and equipment         246,781         221,305
                               --------        --------
                                332,047         303,410
Accumulated depreciation        (40,961)         (1,847)
                               --------        --------
                               $291,086        $301,563
                               ========        ========

Depreciation expense was $39.6 million in 1996, $1.8 million in the period from December 14 to 31, 1995, $31.9 million in the period from January 1 to December 13, 1995 and $31 million in 1994.


5. GOODWILL

Goodwill relates to the acquisition of the Company by Blade (Note 1). Accumulated amortization was $8.1 million and $.4 million at December 31, 1996 and 1995. The $57.7 million 1996 reduction in goodwill was due to $7.7 million of amortization, the recognition of $30.5 million of preacquisition U.S. net operating loss carryforward benefits and alternative minimum tax credits (Note
9) that were not estimable at the acquisition date, the reversal of $22.3 million of restructuring accruals (Note 16), the 1996 $3.6 million settlement reduction of the acquisition price, and finalization of the carrying value of certain other assets and liabilities upon completion of the data collection and estimation process.

As a result of the acquisition of Cercast in 1989, goodwill of approximately $67 million was recorded. During 1994, the Predecessor Company recorded goodwill write-offs totaling $47.4 million, the principal component of which, $42.4 million, related to Cercast. Cercast is a producer of aluminum investment castings for the defense electronics and commercial aerospace industries which are primarily North American and European based. Management estimated that the market for aluminum investment castings in North America had declined significantly due to downsizing in the defense industry sector and a then existing downturn in commercial aerospace orders. As a result, the industry had shifted from a seller's market to a buyer's market with pricing under severe pressure. Similarly, the European market for aluminum casting had experienced a decline due to weakness in both sectors of the aerospace industry. These conditions resulted in Cercast achieving lower than expected sales and related profitability. The Predecessor Company determined that the defense industry sector decline was permanent in nature and that based on its estimate of expected future operating results, the entire remaining goodwill balance would not be recoverable. The methodology used by management to evaluate the recoverability of goodwill was to discount 10 years of projected cash flows at 12% (the Predecessor Company's estimated long term cost of capital) together with an associated discounted earnings valuation for the remaining amortization period. The amount of impairment was measured on this basis as well. The forward projections made by management were based on approved budgets and related information and represented management's belief of the most likely future scenario.

Also in 1994, $5 million of goodwill related to the Company's Tempcraft tooling subsidiary was written off. The evaluation and measurement criteria used in making this determination were similar to that described above for Cercast.

                               Howmet Corporation

6. ACQUISITION INTANGIBLES AND OTHER ASSETS, NET

Acquisition intangibles and other assets, net include the following (in thousands):

                                                               December 31,
                                                         1996                1995
                                                       ----------------------------
Patents and technology, net of accumulated             $ 60,323            $ 67,063
    amortization of $7,077 and $337
Non-compete agreement, net of accumulated                69,758              74,758
    amortization of $5,242 and $242
Deferred financing costs, net of accumulated             13,844              16,186
    amortization of $3,827 and $185
Other assets                                             15,747              34,243
                                                       --------            --------
                                                       $159,672            $192,250
                                                       ========            ========


Patents and technology and the non-compete agreement are being amortized over their estimated useful lives of 10 years and 15 years, respectively. The deferred financing costs are being amortized over the life of the financings.


7. FINANCING ARRANGEMENTS

Long-term debt is summarized as follows (in thousands):

                                               December 31,
                                         1996              1995
                                       ---------------------------
Senior term facility                   $175,000           $300,000
Senior revolving credit facility         12,000             26,000
Senior subordinated notes               125,000            125,000
Other                                    10,976             12,489
                                       --------           --------
                                        322,976            463,489
Less current portion                     56,106             45,303
                                       --------           --------
                                       $266,870           $418,186
                                       ========           ========


Principal maturities for the succeeding five years ended December 31 are as follows: 1997--$56.1 million, 1998--$35.2 million, 1999--$35.2 million,
2000--$35.2 million and 2001--$35.2 million. At December 31, 1996, $9.7 million of letters of credit were outstanding and $53.4 million of borrowing capacity was available under the revolving credit facility.

In December 1996, the senior term facility and senior revolving credit facility (collectively, the "Senior Credit Facilities") were amended to reflect more favorable terms and conditions. Under the amended agreement, the $185 million of outstanding principal in the three tranches of the former senior term facility was converted into a $175 million single tranche senior term loan and $10 million of borrowings under the revolving credit facility. The $175 million senior term loan is due in equal $8.8 million quarterly payments and matures in December 2001. The senior revolving credit facility, which expires in December 2001, provides $75 million of revolving credit capacity, including up to $50 million of standby letters of credit.

                               Howmet Corporation

7. FINANCING ARRANGEMENTS (CONTINUED)

Excluding the effects of the swap agreements discussed below, interest on borrowings under the Senior Credit Facilities is, at the Company's option, at a bank's base rate (8.25% at December 31, 1996) plus .25% or at Eurodollar rates (approximately 5.7% at December 31, 1996) plus 1.25%. The Eurodollar pricing option requires a minimum commitment of thirty days. Rates will decline if the Company achieves certain financial milestones. There is a .25% commitment fee on the unutilized portion of the revolving credit facility and a 1.5% fee on the outstanding letters of credit. At December 31, 1995, the three tranches of the senior term facility were comprised of: $145 million Tranche A, at base rate plus 1.5% or Eurodollar rate plus 2.5%; $100 million Tranche B, at base rate plus 2% or Eurodollar rate plus 3%; $55 million Tranche C, at base rate plus 2.25% or Eurodollar rate plus 3.25%.

The Company has interest rate swap agreements, based on long term treasury rates, that effectively fix $200 million of variable rate Eurodollar debt through February 1998. The swap agreements have fixed the Company's ninety day Eurodollar borrowing rate at 5%. As of December 31, 1996, the fair value of these swap agreements is $1.8 million as a result of ninety day Eurodollar interest rate increases. The counterparties to these transactions are major financial institutions. The Company does not anticipate nonperformance by the counterparties.

The Senior Credit Facilities are guaranteed by Blade and are secured by a security interest in all stock owned by Blade (with certain exceptions) and in substantially all other assets (other than receivables sold pursuant to the receivables facility) owned by the Company. The Senior Credit Facilities prohibit cash dividends and contain financial covenants that require the Company to meet certain financial ratios and tests. In addition, they contain other restrictions customarily found in such agreements, such as limits on indebtedness, payments for acquisitions and capital expenditures and payments with respect to capital stock. The Senior Credit Facilities contain events of default including cross defaults with respect to other debt and the receivables facility, and a change of control of Blade or the Company (with the exception of certain changes in control between Thiokol Holding Company and The Carlyle Group).

The senior subordinated notes ("Notes") are due in 2003, are unsecured and bear interest at 10% per annum. The Notes are redeemable in whole or in part on December 1, 1999 at 105% of principal amount, declining annually to 100% on December 1, 2002. Prior to December 1, 1998, the Company may redeem up to $45 million principal amount with the net proceeds of one or more equity offerings. Also, after December 1, 1997 the Notes may be redeemed if Thiokol Holding Company acquires the entire equity interest of Blade. The Notes limit the Company's ability to incur additional indebtedness, sell assets and enter into mergers and certain other transactions. Noteholders have the right to require the Company to repurchase their Notes at 101% if there is a change in control of Blade.

The Company has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. At December 31, 1996 the defined pool of outstanding accounts receivable amounted to $101.1 million. The Company received $55 million from the sale of such eligible receivables to a master trust and has deducted this amount from accounts receivable in the December 31, 1996 consolidated balance sheet. Losses on the sale of receivables are included in the line so captioned in the statements of operations. The $46.1 million difference between the total eligible pool and the $55 million sold represents retainage on the sale in the event the receivables are not fully collected.

                               Howmet Corporation

7. FINANCING ARRANGEMENTS (CONTINUED)


Because the Senior Credit Facilities are comprised of loans with variable interest rates, the carrying value approximates fair value at December 31, 1996. The senior subordinated notes are thinly traded; fair value of $135 million is based on management's knowledge of recent trading prices.


8. COMMITMENTS

The Successor Company and its subsidiaries have noncancellable operating leases relating principally to manufacturing and office facilities and certain equipment. Future minimum payments under noncancellable leases as of December 31, 1996 are as follows: 1997--$5.4 million, 1998--$3.7 million, 1999--$2.7 million, 2000--$2.1 million, 2001--$1.1 million and thereafter $2.8 million.

Total rental expense for all operating leases was $8 million in 1996, $.4 million in the period from December 14 to 31, 1995, $6.7 million in the period from January 1 to December 13, 1995 and $6.1 million in 1994.

As of December 31, 1996 the Company is committed to spend $15 million for 1997 capital expenditures.


9. INCOME TAXES

On December 13, 1995, the Successor Company and its subsidiaries ("Subsidiary") and Blade entered into a tax sharing agreement (the "Tax Sharing Agreement"). The Tax Sharing Agreement provides that in any year in which a Subsidiary is included in any consolidated Federal income tax return of Blade, and the Subsidiary has taxable income, the Subsidiary will pay to Blade the amount of the Federal income tax liability the Subsidiary would have had if it filed a separate tax return (the "Separate Income Tax Liability"). In the event that the amount of Separate Income Tax Liability for a Subsidiary in any taxable year in which it is filing a consolidated Federal income tax return with Blade exceeds the amount equal to the product of (a) the income tax liability of the group of corporations filing on a consolidated basis for the taxable year (the "Blade Group Tax Liability") and (b) a fraction, the numerator of which is equal to the Subsidiary's Separate Income Tax Liability and the denominator of which is equal to the aggregate total of the Separate Income Tax Liability of all Subsidiaries which are included in Blade's consolidated tax return, then the Subsidiary will not be obligated to pay Blade the amount of such excess. In the event that the Blade Group Tax Liability exceeds the sum of all Subsidiaries' Separate Income Tax Liability for such year, Blade may collect from the Subsidiaries the amount of such excess, provided, however, that no Subsidiary shall be required to pay Blade an amount that exceeds the excess of (i) the sum of such Subsidiary's Separate Income Tax Liability for the period beginning when such Subsidiary was first included in Blade's consolidated Federal income return and ending in the tax years at issue less (ii) the cumulative total of all amounts previously paid pursuant to the Tax Sharing Agreement. Adjustments to income arising from events occurring subsequent to the filing of the consolidated Federal income tax return attributable to matters such as amended returns, carrybacks, audit adjustments and refund claims will be given effect between Blade and the Subsidiaries as soon as practicable after determination of such adjustments. The Tax Sharing Agreement provides for a similar allocation between Blade and the Subsidiaries in the event that any state, local or foreign income taxes of Blade and the Subsidiaries are determined on a combined, consolidated or unitary basis.

                               Howmet Corporation

9. INCOME TAXES (CONTINUED)

Prior to the acquisition, the Predecessor Company and Pechiney were parties to a tax-sharing agreement requiring the Predecessor Company to pay to Pechiney an amount equal to U.S. income taxes that would be payable if the Predecessor Company was a stand alone taxpayer. The Predecessor Company is included in a U.S. consolidated tax return with Pechiney and other related entities. Accordingly, the tax strategies reflected in Pechiney's U.S. consolidated tax return are not necessarily consistent with the basis of preparation for the Predecessor Company's tax provision in the accompanying financial statements.

Income taxes were provided in the following amounts (in thousands):

                                               Successor Company                                 Predecessor Company
                                                  Consolidated                                        Combined
                                    ---------------------------------------            ---------------------------------------
                                                             Period from                  Period from
                                     Year ended           December 14, 1995             January 1, 1995            Year ended
                                    December 31,                  to                          to                   December 31,
                                        1996              December 31, 1995            December 13, 1995              1994
                                    -----------           -----------------            -----------------           -----------
Current income taxes:
   U.S. Federal                      $15,474                   $166                         $22,900                  $24,352
   State                              11,700                     43                           3,976                    3,474
   Foreign                             6,278                    313                           2,809                    4,039
                                     -------                   ----                         -------                  -------
                                      33,452                    522                          29,685                   31,865
Deferred income taxes                 (2,292)                   (41)                         (6,023)                  14,119
                                     -------                   ----                         -------                  -------
                                     $31,160                   $481                         $23,662                  $45,984
                                     =======                   ====                         =======                  =======

                               Howmet Corporation

9. INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. statutory federal tax rate (35%) to pretax income as follows (in thousands):

                                                 Successor Company                    Predecessor Company
                                                   Consolidated                              Combined
                                        ---------------------------------      --------------------------------
                                                           Period from            Period from
                                         Year ended     December 14, 1995       January 1, 1995      Year ended
                                        December 31,            to                     to            December 31,
                                            1996        December 31, 1995      December 13, 1995        1994
                                        -----------     -----------------      -----------------     -----------
U.S. Federal income tax at
   statutory rate                        $20,461             $ 195                  $17,481          $ 8,048
State income taxes, net of federal
   benefit                                 5,637                52                    2,009            3,001
Foreign tax differential                     163                88                    2,483           16,166
Goodwill                                   2,694               237                      598            4,669
Additional tax reserves                       --                --                       --            6,092
Deferred tax adjustments                      --                --                       --            6,712
Adjustment to prior years'
   provision                                  --                --                    1,144               --
Other                                      2,205               (91)                     (53)           1,296
                                         -------              ----                  -------          -------
                                         $31,160             $ 481                  $23,662          $45,984
                                         =======              ====                  =======          =======


In 1994 a provision for potential tax exposures was provided due to developments related to examinations by federal and state taxing authorities of the Predecessor Company's prior years' income tax returns. Deferred tax adjustments in 1994 represent a change in the Predecessor Company's overall estimated state income tax rate and other adjustments relating to permanent differences.

Domestic and foreign components of pre-tax income are as follows (in thousands):

                                          Successor Company                      Predecessor Company
                                           Consolidated                               Combined
                                 ---------------------------------      ----------------------------------
                                                    Period from            Period from
                                  Year ended     December 14, 1995       January 1, 1995       Year ended
                                 December 31,            to                    to             December 31,
                                     1996        December 31, 1995      December 13, 1995         1994
                                 -----------     -----------------      -----------------     ------------
United States                        $39,554         $(1,879)               $37,877             $57,629
Foreign                               18,907           2,520                 12,069             (34,635)
                                     -------         -------                -------             -------
                                     $58,461         $   641                $49,946             $22,994
                                     =======         =======                =======             =======

                               Howmet Corporation

9. INCOME TAXES (CONTINUED)

The components of the net deferred income tax asset (liability) are as follows (in thousands):

                                                           December 31,
                                                     1996             1995
                                                  --------------------------
Alternative minimum tax credits
 and foreign net operating losses                 $  31,848        $  17,652
Other post retirement benefits                       38,017           35,504
Vacation and deferred compensation accruals           9,926            8,054
Pension liability                                     6,711            3,470
Restructuring accrual                                   341            9,263
Other accruals                                       23,883           14,071
                                                  ---------        ---------
   Gross deferred tax asset                         110,726           88,014
Valuation allowance                                  (5,855)          (8,105)
                                                  ---------        ---------
   Total deferred tax asset                         104,871           79,909
                                                  ---------        ---------
Inventory                                           (27,334)         (34,375)
Property, plant and equipment                       (50,107)         (47,754)
Patents and technology                              (24,250)         (26,959)
                                                  ---------        ---------
   Total deferred tax liability                    (101,691)        (109,088)
                                                  ---------        ---------
   Net deferred tax asset(liability)              $   3,180        $ (29,179)
                                                  =========        =========

The change in net deferred tax asset/liability includes a $2.3 million deferred tax benefit which is included in net 1996 income tax expense. Also, in 1996 net deferred tax liabilities were reduced by $30.1 million, and goodwill was reduced by the same amount. The principal reason for this reduction was recognition of $30.5 million of preacquisition U.S. net operating loss carryforward benefits and alternative minimum tax credits, which were acquired as part of the December 13, 1995 acquisition and that were not estimable at the acquisition date. All the U.S. net operating loss carryforwards have been used to offset U.S. federal taxes that would have otherwise been payable in 1996. The alternative minimum tax credits have no expiration date.

During the period from December 14 to 31, 1995 and the period from January 1 to December 13, 1995, the Company's and the Predecessor Company's deferred tax valuation allowances increased by $.1 million and $4.1 million, respectively. During 1996, the Company's deferred tax valuation allowance decreased by $2.2 million, principally due to a change in estimated foreign net operating losses. At December 31, 1996 and 1995, the Company had available approximately
$15.8 million and $23.3 million, respectively, of foreign net operating loss carryforwards which can only be used to offset foreign taxable income. A majority of these carryforwards expire over the next four years. At December 31, 1996 and 1995, the Company carried a valuation allowance equal to the deferred tax asset associated with these foreign net operating loss carryforwards. Management believes it is more likely than not that future operations will generate sufficient taxable income to realize the other deferred tax assets. A continuation of the 1996 level of earnings will provide ample taxable income for such realizations.

                               Howmet Corporation

10. PENSIONS

The Predecessor Company had trusteed noncontributory defined benefit retirement plans covering substantially all of its employees in the U.S. and Canada. All plans became plans of the Successor Company as part of the acquisition (Note 1) except the Howmet Combined Pension Plan, which covered nonunion hourly and salaried employees. In accordance with the Stock Purchase Agreement, an affiliate of Pechiney International assumed sponsorship of the Howmet Combined Pension Plan and transferred assets related to the active nonunion hourly employees to the Company's new defined benefit plan, which has substantially the same provisions and benefits as the Howmet Combined Pension Plan with respect to those nonunion hourly employees. That Pechiney International affiliate has no liability to pay benefits to the active hourly group. In addition, in accordance with the Stock Purchase Agreement, the Howmet Combined Pension Plan benefits related to salaried employees were frozen as of January 6, 1996. The liabilities to the salaried group for service prior to the acquisition and related assets continue to be administered by that Pechiney International affiliate. The Successor Company has designed a replacement defined benefit retirement plan for its salaried employees to cover periods after the former plan was frozen. Effective January 1, 1997, the Company has amended the salaried plan to change the formula from "final pay" to "cash balance." This change will result in a 1997 reduction in plan obligations of an estimated $35-40 million, and 1997 expense will be an estimated $2 million less than it would have been using the prior plan formula. The tables presented below reflect the salaried plan before the 1997 changes. The Successor Company intends to make and the Predecessor Company made annual contributions to the retirement plans in amounts up to the maximum allowable for tax deduction purposes.

The following items are the components of the net periodic pension cost for the U.S. and Canadian plans (in thousands):

                                                     Successor Company                              Predecessor Company
                                                        Consolidated                                     Combined
                                             ------------------------------------          --------------------------------------
                                                                   Period from                Period from
                                              Year ended        December 14, 1995           January 1, 1995           Year ended
                                             December 31,               to                         to                 December 31,
                                                  1996          December 31, 1995          December 13, 1995             1994
                                             ------------       -----------------          -----------------          -----------
Service cost - benefits earned during
   the period                                  $  8,589              $ 397                     $  7,779                 $  7,889
Interest cost on the projected
   benefit obligation                             9,682                474                        8,003                   13,786
Actual return on plan assets                    (10,876)              (437)                     (12,780)                     548
Net amortization of unrecognized net
   assets and prior service cost
                                                  1,040                 --                           --                      177
Deferral of actual vs. expected
   return on plan assets                             --                 --                        4,703                  (18,091)
                                               --------              -----                     --------                 --------
Net periodic pension cost                      $  8,435              $ 434                     $  7,705                 $  4,309
                                               ========              =====                     ========                 ========

                               Howmet Corporation

10. PENSIONS (CONTINUED)

The following table sets forth the U.S. and Canadian plans' funded status and amounts recognized in the balance sheets (in thousands):



                                                                              December 31, 1996
                                                                       Actuarial benefit obligation
                                                                      ------------------------------
                                                                         Exceed          Less than           December 31,
                                                                      plan assets        plan assets            1995
                                                                      -----------        -----------         -----------
Actuarial present value of benefit obligations:
    Vested benefit obligation                                         $  (8,882)          $(80,277)            $ (80,216)
    Nonvested benefit obligation                                         (2,532)            (3,375)               (6,219)
                                                                      ---------           --------             ---------
    Accumulated benefit obligation                                      (11,414)           (83,652)              (86,435)
    Additional benefits based on estimated future salary
      increases                                                         (41,195)            (1,120)              (41,820)
                                                                      ---------           --------             ---------
    Projected benefit obligation                                        (52,609)           (84,772)             (128,255)
    Fair value of plan assets                                             2,435            112,211               107,256
                                                                      ---------           --------             ---------
    Projected benefit obligation (in excess of)
     less than plan assets                                              (50,174)            27,439               (20,999)
    Unrecognized net loss or (gain)                                       2,002             (1,548)                   --
                                                                      ---------           --------             ---------
    Accrued pension liability                                         $ (48,172)          $ 25,891             $ (20,999)
                                                                      =========           ========             =========

The discount rate used to determine the actuarial present value of the projected benefit obligation was 7.5% at December 31, 1996 and 1995. The expected rate of return was 9% at December 31, 1996 and 9.5% at December 31, 1995 for U.S. plan assets and 8% for Canadian plan assets at December 31, 1996 and 1995. The expected increase in future salaries for those plans using future compensation assumptions was 5.0% at December 31, 1996 and 1995 for the U.S. plans and 6% for the Canadian plans at December 31, 1996 and 1995. The unrecognized net asset and the unrecognized prior service cost are being amortized based on the projected future service lives of employees, which range from 15-25 years. Plan assets are primarily invested in equity securities, debt securities, and temporary cash investments. Accrued pension cost is included in the amounts captioned "Accrued liabilities" and "Other liabilities" in the consolidated balance sheets.

The net pension expense for the Successor Company's United Kingdom operations was $.7 million in each of 1996, 1995 and 1994. The Company sponsors a 401(k) plan for domestic salaried employees in which the Company matches the employee's contribution for up to 5% of the employee's base salary and bonus. The company contributed approximately $4 million to the plan in each of 1996, 1995 and 1994.

                               Howmet Corporation

11. POSTRETIREMENT BENEFITS

The Company provides postretirement health care and life insurance benefits to its eligible active and retired employees, including certain union, nonunion and salaried employees. Components of the net periodic postretirement benefit cost were as follows (in thousands):

                                                   Successor Company                              Predecessor Company
                                                     Consolidated                                       Combined
                                       ---------------------------------------           --------------------------------------
                                                                Period from                 Period from
                                         Year ended          December 14, 1995            January 1, 1995           Year ended
                                        December 31,                 to                          to                 December 31,
                                            1996             December 31, 1995           December 13, 1995             1994
                                        -----------          -----------------           -----------------          -----------
Service cost - benefits
   attributable to service during
   the period                                $2,939                 $135                       $2,454                    $2,397
Interest cost on accumulated
   postretirement benefit obligation
                                              6,588                  345                        6,281                     6,442
                                             ------                 ----                       ------                    ------
Net periodic postretirement benefit
   cost                                      $9,527                 $480                       $8,735                    $8,839
                                             ======                 ====                       ======                    ======

The amounts recognized as a liability in the Company's consolidated balance sheets are as follows (in thousands):

                                                                 December 31
                                                           -------------------------
                                                            1996               1995
                                                           -------           -------
Retirees                                                   $49,820           $52,006
Fully eligible active plan participants                     14,062            11,912
Other plan participants                                     32,130            26,854
Unrealized net loss                                         (1,443)               --
                                                           -------           -------
   Total                                                    94,569            90,772
Less current portion                                         6,000             6,351
                                                           -------           -------
                                                           $88,569           $84,421
                                                           =======           =======


The accumulated postretirement benefit obligation was determined using weighted average discount rates of 7.5% for 1996 and 1995. The health care cost trend rate assumption for pre-age 65 benefits was 12% in 1995 and 11% in 1996 and was assumed to decline 1% annually to 6% in the year 2001 and remain constant thereafter. The health care cost trend rate for post-age 65 benefits was 10% in 1995 and 9% in 1996 and was assumed to decline gradually to 5% in the year 2001 and remain constant thereafter. A 1% increase in the health care cost trend rate would have increased the accumulated postretirement benefit obligation by $6.1 million and $6 million at December 31, 1996 and 1995, respectively, and the net periodic cost by $.7 million in both 1996 and 1995.

                               Howmet Corporation

12. GEOGRAPHIC INFORMATION

The Company operates predominantly in a single industry as a manufacturer of investment cast components primarily for sale to the defense and commercial aircraft and industrial gas turbine engine industries. The Company is a multinational entity with operating subsidiaries in two geographic regions, North America (including the United States and Canada) and Europe (including France and the United Kingdom). Intercompany transfers between geographic areas are not significant. In computing earnings from operations for subsidiaries outside of the United States, no allocations of general corporate expenses have been made.

                                                            North America          Europe           Total
                                                            ------------------------------------------------
Successor Company Consolidated:
1996
   Sales to unaffiliated customers                             $867,548           $239,264        $1,106,812
   Earnings from operations                                      88,197             13,756           101,953
   Identifiable assets                                          785,814            238,079         1,023,893

Period from December 14, 1995 to December 31, 1995
   Sales to unaffiliated customers                               34,894             16,472            51,366
   Earnings from operations                                       2,118              2,431             4,549
   Identifiable assets                                          858,704            240,799         1,099,503

Predecessor Company Combined:
Period from January 1, 1995 to December 13, 1995
   Sales to unaffiliated customers                              703,657            190,475           894,132
   Earnings from operations                                      31,831             19,850            51,681

1994
   Sales to unaffiliated customers                              678,481            179,770           858,251
   Earnings (loss) from operations                               30,135            (12,254)           17,881


Sales to unaffiliated customers include export sales of $330.1 million in 1996, $19.3 million in the period from December 14 to 31, 1995, $278.1 million in the period from January 1 to December 13, 1995, and $176.9 million in 1994. Export sales of domestic operations, included in total export sales, were $235.0 million in 1996, $10.1 million in the period from December 14 to 31, 1995, $160.4 million in the period from January 1 to December 13, 1995, and $126.2 million in 1994.

The Company's sales to its two largest customers were $206 million and $159.5 million in 1996, $10.5 million and $7.9 million in the period from December 14 to 31, 1995, $184 million and $138.1 million in the period from January 1 to December 13, 1995 and $229.2 million and $123.7 million in 1994. Receivables from these customers were $16.5 million and $12.7 million at December 31, 1996 and $17.1 million and $12.2 million at December 31, 1995.

Stockholders' equity reflects a $.9 million increase in cumulative translation adjustment in 1996. $5.1 million of such amount is attributable to United Kingdom operations, offset by a $4.2 million decrease attributable to French operations.

                               Howmet Corporation

13. TRANSACTIONS WITH AFFILIATES

The Predecessor Company had financing and other transactions with Pechiney. Interest income earned from advances to Pechiney was based on short-term borrowing rates obtained by Pechiney. The average advance balance was $148.7 million for the period from January 1 to December 13, 1995 and $217.9 million in 1994.

The Successor Company has management agreements with an affiliate of The Carlyle Group and with Thiokol Holding Company for certain management and financial advisory services. Each agreement provides for the payment of an annual management fee of $1 million.

In December 1995, certain executives of the Predecessor Company invested $2.5 million in The Carlyle Group's partnership controlling Blade. The investments were funded with all or a portion of a bonus earned in connection with the acquisition (Note 1). The partnership interests are subordinated to the claims of creditors of the Successor Company. Partnership interests are expected to receive a cash distribution upon a sale of The Carlyle Group's interest in Blade, and the executives will receive shares of such distribution, pro rata to their capital contributions in the partnership.

In early 1996, Blade adopted a Stock Appreciation Rights ("SARs") plan. Under the plan, SARs representing up to 5% of Blade's equity value may be issued to executive officers of the Successor Company. The SARs are similar to phantom stock options and are valued based on appreciation of the value of Blade's common stock, as defined, from the date of adoption of the plan to the earlier of five years or a sale of The Carlyle Group's controlling interest in Blade. The SARs vest over a five-year period based upon the passage of time, the operating performance of the Successor Company and the tenure of the executive officers, with acceleration in the event of sale of The Carlyle Group's controlling interest in Blade. During 1996, 102,550 SARs were granted with a base price of $100 per appreciation right. Compensation cost of $6.6 million was charged against income for this plan in 1996 and is included in the amount captioned "Other Liabilities" in the December 31, 1996 consolidated balance sheet.

During 1996, 230,000 contingent stock options for Thiokol stock were granted to certain executives of the Successor Company. The options are contingent on Thiokol's purchase of The Carlyle Group's total interest in Blade. 50% of such options vest and become exercisable on the date of such purchase; 25% vest and become exercisable on both of the subsequent two anniversaries following the first vesting date. If Thiokol does not obtain 100% of the equity ownership of the Company prior to December 13, 2001, the options become void. The options expire not later than 10 years after the date of grant. The exercise price of the options is the price of Thiokol stock on the first trading date after the dates of grant (range of $35-$41).

                               Howmet Corporation

14. FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to credit risk consist principally of trade receivables. The Company does not require collateral and maintains reserves for potential credit losses for trade accounts receivable. The Company's accounts receivable are principally due from companies in the aerospace and industrial gas turbine engine industries. The fair values of the Company's trade receivables and payables approximate their carrying amounts. For information pertaining to the fair values of the Company's interest rate swap agreements and other debt instruments, refer to Note 7.

The Company enters into forward exchange contracts as a hedge against currency fluctuations of certain foreign currency transactions. At December 31, 1996, the following were outstanding: contracts to purchase 8.6 million Canadian dollars with maturity dates from January to November 1997 for $6.5 million; contracts to sell 6.1 million pound sterling with maturity dates from January to June 1997 for $10 million. At December 31, 1996, the fair value of the Canadian contracts was $6.3 million and the pound sterling contracts was $9.7 million. The fair value of foreign currency contracts was estimated by obtaining quotes from brokers. The market value gains or losses arising from foreign exchange contracts offset foreign exchange gains or losses on the underlying hedged assets. The Company's exposure to currency risk is limited to currency rate movement and is considered to be negligible.

During 1994, the Predecessor Company entered into an option contract to purchase up to $1.3 million Canadian dollars as a hedge against currency fluctuations of certain foreign currency transactions. These options were exercisable from June 1995 through December 1996. The market value gains or losses arising from currency exchange options offset foreign exchange gains or losses on the underlying hedged assets. The Company's exposure to currency risk in these options was limited to currency rate movements and was considered to be negligible.

The counterparties to the foreign exchange transactions are major financial institutions. The Company does not anticipate nonperformance by the counterparties.


15. CONTINGENCIES

The Company has received recent test results indicating levels of polychlorinated bi-phenyls ("PCBs") at its Dover, New Jersey facility which will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection ("NJDEP"), and the Company is preparing a work plan to define the risk and to test possible clean-up options. The statement of work must be approved by the NJDEP pursuant to an Administrative Consent Order entered into between the Company and NJDEP on May 20, 1991 regarding clean-up of the site. Various remedies are possible and could involve expenditures ranging from $2 million to $22 million or more. The Company has recorded a $2 million long-term liability as of December 31, 1996 for this matter. Given the uncertainties, it is possible that the estimated range of this cost and the amount accrued will change in the near term. The indemnification discussed below applies to the costs associated with this matter.

In addition to the above, liabilities arising for clean-up costs associated with hazardous types of materials in several waste disposal facilities exist. In particular, the Company has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at twelve on-site and off-site locations. At December 31, 1996, $4.4 million of accrued environmental liabilities are included in the consolidated balance sheet for such matters.

                               Howmet Corporation

15. CONTINGENCIES (CONTINUED)

In connection with the December 13, 1995 acquisition, Pechiney International and Pechiney, S.A. indemnified the Company for environmental liabilities stemming from events occurring or conditions existing on or prior to the December 13, 1995 acquisition date, to the extent that such liabilities exceed a cumulative $6 million. This indemnification applies to all of the aforementioned environmental matters. Pursuant to this indemnification, at December 31, 1996 the Company has recorded a receivable from Pechiney International and Pechiney, S.A. of $2 million. Changes in any of the aforementioned accrued liabilities will result in an equal change in the amount receivable from Pechiney International and Pechiney, S.A.

Estimated environmental costs are not expected to materially impact the financial position or the results of the Successor Company's operations in future periods. However, environmental clean-up periods are protracted in length and environmental costs in future periods are subject to changes in environmental remediation regulations. Any losses which are not covered by the Pechiney International and Pechiney, S.A. indemnifications and which are in excess of amounts currently accrued will be charged to operations in the periods in which they occur.

The Company, in its ordinary course of business, is involved in other litigation, administrative proceedings and investigations of various types in several jurisdictions. The Company believes these are routine in nature and incidental to its operations, and that the outcome of any proceedings to which the Company currently is a party will not have a material adverse effect upon its operations or financial condition.

At December 31, 1996, the Company guaranteed certain indebtedness aggregating $11.5 million of its 50% owned entities.


16. RESTRUCTURING

1992 RESTRUCTURING PROVISION

Reengineering programs: In 1992, the Company recorded a $39.8 million restructuring charge associated with reengineering certain of the Predecessor Company's business processes and related activities. The costs include severance and relocation for approximately 1,835 employees ($13.4 million), consulting fees ($3.1 million) and expenses related to the evaluation, design and implementation of a company wide synchronous manufacturing environment with cellular work stations, uniform work instructions and business center management and reporting ($23.3 million).

Capacity rationalization: Also, in 1992, the Company recorded a $19.1 million restructuring charge for streamlining operations, including expenses related to severance and relocation for approximately 562 employees ($8.8 million), asset writedowns ($1.3 million) and the transfer and reinstallation of equipment ($9 million).

Management periodically reevaluated the adequacy of the remaining restructuring accrual. Based upon these reevaluations, in 1994, the Predecessor Company reversed the portion of the accrual related to a U.S. plant shutdown ($1.8 million) and a French social plan ($1.4 million) due to improved business conditions; in addition, other minor components of the 1992 restructuring accrual were adjusted to reflect revised estimates. In 1996 the accrual was re-evaluated and reduced by $2.8 million. Goodwill was reduced by the same amount.

                               Howmet Corporation

16. RESTRUCTURING (CONTINUED)

The following tables set forth the 1994, 1995 and 1996 activity for the restructuring provision established in 1992 (in thousands):

                                 Reengineering        Capacity
                                    Programs      Rationalization         Total
                                 -----------------------------------------------
December 31, 1993 balance          $ 18,770           $10,673           $ 29,443
   Cash costs                       (11,657)           (3,312)           (14,969)
   Non-cash costs                                        (165)              (165)
   Changes in estimate                1,434            (3,320)            (1,886)
                                 -----------------------------------------------
December 31, 1994 balance             8,547             3,876             12,423
   Cash costs                        (6,368)           (2,815)            (9,183)
   Non-cash costs                                         (92)               (92)
                                 -----------------------------------------------
December 31, 1995 balance             2,179               969              3,148
   Changes in estimate               (2,179)             (619)            (2,798)
                                 -----------------------------------------------
December 31, 1996 balance          $      0           $   350           $    350

Costs for the December 14 to 31, 1995 period were not significant and are included in the above 1995 activity. Restructuring accruals are included in the amounts captioned "Accrued liabilities" in the consolidated balance sheet.

1994 RESTRUCTURING PROVISION

Morristown Wax Closure: In 1994, the Predecessor Company recorded a $1.5 million restructuring charge in connection with its plan to close its Morristown, Tennessee wax facility. The closure was effected in order to reduce excess capacity and enhance coordination and lead time at Howmet's casting plants. The restructuring provision was primarily comprised of exit costs ($1 million), termination benefits ($.2 million) and other items ($.3 million). In 1996 the accrual was re-evaluated and reduced by $.1 million. Goodwill was reduced by the same amount.

Dover Airmelt Closure: Also in 1994, the Predecessor Company recorded a $1 million restructuring provision in connection with its plan to exit its airmelt business at its Dover Alloy plant in New Jersey. The decision to exit the airmelt business was primarily due to the unprofitability of the airmelt product line which was not considered an essential part of the Company's alloy operations. The restructuring charge was entirely comprised of exit costs. This decision was reversed in 1995 because a buyer could not be found. The Company has since increased airmelt business and generated improved returns.

Howmet S.A. Administrative Office Closure: Also in 1994, the Predecessor Company recorded a $2 million restructuring charge related to the closure of its administrative office in Asnieres, France and the opening of an administrative office in Dives, France. The restructuring charge was comprised of termination benefits ($.6 million), exit costs ($1.2 million) and other items ($.2 million). A portion of the accrual deemed to be excess was reversed and credited to income in 1995. In 1996 the accrual was re-evaluated and reduced by $.3 million. Goodwill was reduced by the same amount.

                               Howmet Corporation

16. RESTRUCTURING (CONTINUED)

The following is an analysis related to the restructuring reserve activities for the 1994 restructuring programs (in thousands):

                                                        Dover          Howmet
                                  Morristown           Airmelt          S.A.          Total
                                  ---------------------------------------------------------
1994 restructuring provision       $ 1,450             $ 1,000        $ 1,982        $4,432
   Cash costs                         (176)                                            (176)
   Non-cash costs                     (239)                                            (239)
                                  ---------------------------------------------------------
December 31, 1994 balance            1,035               1,000          1,982         4,017
   Cash costs                         (706)                            (1,279)       (1,985)
   Non-cash costs                     (132)                               262           130
   Changes in estimate                                  (1,000)          (624)       (1,624)
                                  ---------------------------------------------------------
December 31, 1995 balance              197                   0            341           538
   Cash costs                          (93)                                             (93)
   Changes in estimate                (104)                              (341)         (445)
                                  ---------------------------------------------------------
December 31, 1996 balance          $     0             $     0        $     0        $    0

Costs for the December 14 to 31, 1995 period were not significant and are included in the above 1995 activity. Restructuring accruals are included in the amounts captioned "Accrued liabilities" in the consolidated balance sheet.

1995/1996 RESTRUCTURING PROVISION

In connection with the December 13, 1995 acquisition, management determined that certain manufacturing capabilities would be eliminated and the related facilities would be utilized for purposes other than for manufacturing. Accordingly, a reserve of $21 million (including $5 million in "Accrued liabilities"), principally for severance costs, was recorded. The extent of the restructuring was less than initially anticipated; consequently, in 1996 $19.1 million of the accrual was reversed and goodwill was reduced by an equal amount. 1996 expenditures for this restructuring effort were $1 million, principally for termination costs for 45 permanent and temporary employees. The $.9 million December 31, 1996 accrual balance is included in amounts captioned "Accrued liabilities" in the consolidated balance sheet. This amount is expected to be spent in 1997, principally for termination costs related to 15 employees.

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              HOWMET CORPORATION
                            (DOLLARS IN THOUSANDS)

                                BALANCE AT       CHARGED TO COSTS       CHARGED TO          DEDUCTIONS          BALANCE AT
        DESCRIPTION         BEGINNING OF PERIOD    AND EXPENSES       OTHER ACCOUNTS       FROM RESERVES       END OF PERIOD




SUCCESSOR COMPANY CONSOLIDATED:
    FOR THE YEAR ENDED DECEMBER 31, 1996



Reserves:
  Accounts Receivable      $  8,258            4,386(a)                  15             (7,035)            $  5,624
  Inventories               $24,351              13,631             (2,233)            (12,889)             $22,860
  Deferred income tax
    valuation allowance    $  8,105             (2,250)                                                    $  5,855



    PERIOD DECEMBER 14, 1995 TO DECEMBER 31, 1995



Reserves:
  Accounts Receivable      $  8,375                         - (a)      (96)                (21)            $  8,258
  Inventories               $20,872               4,850               1,792             (3,163)             $24,351
  Deferred income tax
    valuation allowance    $  7,995                 110                   -                   -            $  8,105



PREDECESSOR COMPANY COMBINED:

    PERIOD JANUARY 1, 1995 TO DECEMBER 13, 1995



Reserves:
  Accounts Receivable      $  6,107            1,288(a)               1,931               (951)            $  8,375
  Inventories               $13,501              14,922             (1,342)             (6,209)             $20,872
  Deferred income tax
    valuation allowance    $  2,957               5,038                   -                   -            $  7,995



    FOR THE YEAR ENDED DECEMBER 31, 1994



Reserves:
  Accounts Receivable      $  6,737              300(a)               1,641             (2,571)            $  6,107
  Inventories               $16,294              13,744               1,520            (18,057)             $13,501
  Deferred income tax
    valuation allowance    $  1,415               2,241                   -               (699)            $  2,957





 (a) Includes bad debt expense of $1.0 million in 1996, $- for the period from December 14 to 31, 1995, $.5 million for the period from January 1 to December 13, 1995, and a $.6 million credit in 1994.

                                EXHIBIT INDEX
                                -------------

EXHIBIT NO.                      DESCRIPTION
-----------                     -------------


  4.6 Amended and Restated Credit Agreement dated as of December 5, 1996 among Blade Acquisition Corp., Howmet Holdings Corporation., Howmet Corporation, Bankers Trust Company, various banks, Citicorp USA, Inc., and The First National Bank of Chicago as Managing Agents, Bankers Trust Company as Syndication Agent, Citicorp USA, Inc. as Documentation Agent and The First National Bank of Chicago, as Administrative Agent, together with certain collateral documents attached thereto as exhibits, including the Subsidiary Guaranty, Pledge Agreement and Security Agreement among Blade Acquisition Corp., Howmet Holdings Corporation, Howmet Corporation, certain subsidiaries and affiliates of Howmet Corporation and the First National Bank of Chicago

  4.7 Blade Receivables Master Trust Amended and Restated Pooling and Servicing Agreement dated April 18, 1996 among Blade Receivables Corporation as Transferor, Howmet Corporation as Servicer and Manufacturers and Traders Trust Company as Trustee together with certain collateral documents attached thereto as exhibits, including the Amended and Restated Receivables Purchase Agreement dated as of April 18, 1996 between Howmet Corporation and certain subsidiaries of Howmet Corporation, as Settlors, and Blade Receivables Corporation as Buyer.

  21.1     List of Significant Subsidiaries

  27.1     Financial Data Schedule

  99.1 Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.