Form 10-Q
period 1997-03-30
HOWMET CORP /NEW/
filed 1997-05-13
CIK 48848

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the thirteen week period ended March 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from       to


Commission file Number 1-6348


                               HOWMET CORPORATION


Incorporated in the State of Delaware          I.R.S. Employer Identification
                                                      No. 13-2838093



                    475 Steamboat Road, Greenwich, CT 06836-1960

                          Telephone number: (203) 661-4600


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

         COMMON STOCK, $1.00 PAR VALUE, AS OF MAY 12, 1997 : 10 SHARES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               Howmet Corporation

                      Consolidated Condensed Balance Sheets

                      (In thousands, except share amounts)

                                                                     March 30,         December 31,
                                                                       1997               1996
                                                                    -----------        -----------
                                                                    (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                      $     7,801        $    23,398
     Accounts receivable, less allowance of $5,814 and $5,623            78,932             76,870
     Inventories                                                        149,889            149,419
     Retained receivables                                                62,805             46,132
     Deferred income taxes                                               19,343             20,957
     Other current assets                                                 2,502              2,982
                                                                    -----------        -----------
         Total current assets                                           321,272            319,758

Property, plant and equipment, net                                      286,416            291,086
Goodwill, net                                                           251,734            253,377
Acquisition intangibles and other assets, net                           153,024            159,672
                                                                    -----------        -----------
            Total assets                                            $ 1,012,446        $ 1,023,893
                                                                    ===========        ===========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                               $    62,953        $    76,840
     Accrued liabilities                                                151,621            157,408
     Income taxes payable                                                27,961             18,561
     Long-term debt due within one year                                  47,076             56,106
                                                                    -----------        -----------
         Total current liabilities                                      289,611            308,915

Accumulated postretirement benefit obligation                            90,287             88,569
Other liabilities                                                        44,155             37,245
Deferred income taxes                                                    17,339             17,777
Long-term debt                                                          257,921            266,870
                                                                    -----------        -----------
         Total liabilities                                              699,313            719,376

Contingencies (Note D)

Stockholders' equity:
     Common stock, $1 par value; 1,000 shares authorized;
           10 shares issued and outstanding                                  --                 --
     Capital surplus                                                    275,000            275,000
     Retained earnings                                                   43,413             27,461
     Cumulative translation adjustment                                   (5,280)             2,056
                                                                    -----------        -----------
         Total stockholders' equity                                     313,133            304,517
                                                                    -----------        -----------
         Total liabilities and stockholders' equity                 $ 1,012,446        $ 1,023,893
                                                                    ===========        ===========


See notes to consolidated condensed financial statements.

                               Howmet Corporation

              Consolidated Condensed Income Statements (Unaudited)

                                 (In thousands)

                                                          Thirteen weeks ended
                                                       --------------------------
                                                       March 30,        March 31,
                                                         1997             1996
                                                       --------------------------
Net sales                                              $ 312,561        $ 261,448

Operating costs and expenses:
     Cost of sales                                       220,021          189,978
     Selling, general and administrative expense          36,474           29,546
     Depreciation and amortization expense                14,422           15,119
     Research and development expense                      5,857            6,159
                                                       --------------------------
                                                         276,774          240,802
                                                       --------------------------

Earnings from operations                                  35,787           20,646

Interest income                                              411              269
Interest expense                                          (7,347)         (11,384)
Equity in income (loss) of unconsolidated
   affiliates                                                186             (895)
Losses on sales of receivables                              (991)            (883)
Other, net                                                   188             (202)
                                                       --------------------------

Income before income taxes                                28,234            7,551
Income taxes                                              12,282            5,286
                                                       --------------------------
Net income                                             $  15,952        $   2,265
                                                       ==========================


See notes to consolidated condensed financial statements.

                               Howmet Corporation

           Consolidated Condensed Statements of Cash Flows (Unaudited)

                                 (In thousands)

                                                                                     Thirteen weeks ended
                                                                           ----------------------------------------
                                                                             March 30, 1997          March 31, 1996
                                                                           ----------------        ----------------
Operating activities
Net income                                                                  $         15,952        $          2,265
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                    15,300                  15,939
     Equity in (income) loss of unconsolidated affiliates                               (186)                    895
     Changes in assets and liabilities:
       Accounts receivable                                                           (23,225)                  2,792
       Inventory                                                                      (2,237)                 (1,308)
       Deferred income taxes                                                             979                  (2,714)
       Accounts payable                                                              (12,168)                  5,318
       Accrued liabilities                                                             7,147                   5,637
       Income taxes payable                                                            8,946                   4,805
       Other - net                                                                     1,057                  (3,533)
                                                                            ----------------        ----------------
         Net cash provided by operating activities                                    11,565                  30,096

Investing activities
Payments made for capital expenditures                                                (8,033)                 (5,167)
                                                                            ----------------        ----------------
          Net cash used in investing activities                                       (8,033)                 (5,167)

Financing activities
Issuance of debt                                                                      80,400                  67,700
Repayment of debt                                                                    (98,150)                (85,082)
                                                                            ----------------        ----------------
          Net cash used in financing activities                                      (17,750)                (17,382)
Effect of exchange rate changes on cash                                               (1,379)                    (43)
                                                                            ----------------        ----------------

(Decrease) increase in cash                                                          (15,597)                  7,504
Cash and cash equivalents at beginning of period                                      23,398                   9,606
                                                                            ----------------        ----------------
Cash and cash equivalents at end of period                                  $          7,801        $         17,110
                                                                            ================        ================



See notes to consolidated condensed financial statements.

A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated condensed balance sheet at December 31, 1996 has been derived from audited financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


B.  INVENTORIES

Inventories at March 30, 1997 are as follows (in thousands):

         Raw materials and supplies ............  $  56,225
         Work in process and finished goods ....     96,017
                                                  ---------

         FIFO inventory ........................    152,242
         LIFO valuation adjustment .............     (2,353)
                                                  ---------
                                                  $ 149,889
                                                  =========

The Company increased the LIFO valuation adjustment and thereby increased cost of sales by $0.6 million and $1.2 million in the 1997 and 1996 thirteen week periods, respectively.


C.  OTHER INFORMATION

Selling, general and administrative expense for the 1997 thirteen week period included $7.9 million of expense recorded in connection with the Company's stock appreciation rights plan. Partially offsetting this adverse effect on income before income taxes in 1997 was a $3.4 million benefit from finalization of a pricing adjustment with a customer. Results for the first thirteen weeks of 1996 did not include amounts for either of the aforementioned items.

In 1996 the effective tax rate was reduced from an estimated 70% for the first thirteen week period to 53% for the full year. Had the 53% rate been applied to income before income taxes in the 1996 thirteen week period, net income would have been $1.3 million higher. The change in the income tax rate in 1996 resulted from actual annual income that was substantially higher than the estimate of annual income contemplated in the 70% rate. The higher income reduced the percentage effect of nondeductible costs and expenses.

The Company paid interest of $2.8 million and $6.7 million , and paid income taxes, net of refunds, of $2.0 million and $2.8 million, during the respective 1997 and 1996 thirteen week periods.

D.  CONTINGENCIES

The Company has received recent test results indicating levels of polychlorinated bi-phenyls ("PCBs") at its Dover, New Jersey facility which will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection ("NJDEP"), and the Company is preparing a work plan to define the risk and to test possible clean-up options. The statement of work must be approved by the NJDEP pursuant to an Administrative Consent Order entered into between the Company and NJDEP on May 20, 1991 regarding clean-up of the site. Various remedies are possible and could involve expenditures ranging from $2 million to $22 million or more. The Company has recorded a $2 million long-term liability as of March 30, 1997 for this matter. Given the uncertainties, it is possible that the estimated range of this cost and the amount accrued will change within a one to two year period. The indemnification discussed below applies to the costs associated with this matter.

In addition to the above, liabilities arising for clean-up costs associated with hazardous types of materials in several waste disposal facilities exist. In particular, the Company has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at twelve on-site and off-site locations. At March 30, 1997, $4.3 million of accrued environmental liabilities are included in the consolidated balance sheet for such matters.

In connection with the December 13, 1995 acquisition, Pechiney International and Pechiney, S.A. indemnified the Company for environmental liabilities stemming from events occurring or conditions existing on or prior to the December 13, 1995 acquisition date, to the extent that such liabilities exceed a cumulative $6 million. This indemnification applies to all of the aforementioned environmental matters. Pursuant to this indemnification, at March 30, 1997 the Company has recorded a receivable from Pechiney International and Pechiney, S.A. of $2 million. It is highly probable that changes in any of the aforementioned accrued liabilities will result in an equal change in the amount receivable from Pechiney International and Pechiney, S.A.

Estimated environmental costs are not expected to materially impact the financial position or the results of the Company's operations in future periods. However, environmental clean-up periods are protracted in length and environmental costs in future periods are subject to changes in environmental remediation regulations. Any losses which are not covered by the Pechiney International and Pechiney, S.A. indemnifications and which are in excess of amounts currently accrued will be charged to operations in the periods in which they occur.

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

At March 30, 1997, the Company guaranteed certain indebtedness aggregating $10.9 million of its 50% owned entities.

E.  SUBSEQUENT EVENT

On May 6, 1997 the Company entered into an agreement to sell certain assets of its refurbishment business. The sale is subject to government antitrust review under the Hart, Scott, Rodino Antitrust Improvements Act. Pursuant to the agreement, the Company will no longer conduct refurbishment operations, except for certain of its coating operations. The Company expects net cash proceeds of approximately $40 million after tax payments and transaction related expenses. Such proceeds will be used to reduce debt. The sale transaction is expected to have an immaterial effect on net income. Net sales of the refurbishment business to be sold were approximately $18 million in the 1997 thirteen week period and approximately $17 million in the 1996 thirteen week period. Earnings from operations of this business were immaterial in both periods.

Item 2.   Management's Discussion and Analysis Of Financial
          Condition And Results Of  Operations.


Results of Operations

Thirteen Weeks Ended March 30, 1997 Compared to Thirteen Weeks Ended March 31, 1996

Net sales increased by $51.1 million (20%) to $312.6 million for the thirteen week period ended March 30, 1997 ("the 1997 thirteen week period") from $261.4 million for the thirteen week period ended March 31, 1996 ("the 1996 thirteen week period"). The increase was primarily due to volume increases resulting from increased demand for aerospace and industrial gas turbine airfoils.

Gross profit increased by $21.1 million (29%) to $92.5 million for the 1997 thirteen week period from $71.5 million for the 1996 thirteen week period. The principal reason for the improvement was the effect of volume increases. The 1997 period also includes a $3.4 million benefit from the finalization of a pricing adjustment with a customer.

Selling, general and administrative expense increased by $6.9 million (23%) to $36.5 million for the 1997 thirteen week period. The increase was due to $7.9 million of 1997 expense recorded in connection with the Company's Stock Appreciation Rights plan.

Net interest expense (expense less interest income) decreased $4.2 million for the 1997 thirteen week period. The reduction was primarily due to lower debt levels and, to a lesser extent, lower rates resulting from the December 1996 amendment to the Company's senior credit facilities.

Equity in income of unconsolidated affiliates of $0.2 million in the 1997 thirteen week period was a $1.1 million improvement over the $0.9 million equity loss in the 1996 thirteen week period. The improvement reflects better results for the Japanese joint venture.

Income taxes increased $7.0 million due to higher pre-tax income. The effective income tax rate was 70% in the 1996 thirteen week period compared to 43.5% in the 1997 thirteen week period. The higher 1996 effective rate is due principally to a lower estimate of annual earnings in 1996 compared to 1997. As a result, nondeductible costs and expenses represented a higher percentage of estimated annual earnings in 1996 than in 1997. See Note D to the financial statements for a discussion of changes in the estimated 1996 effective rate.

As a result of the foregoing, net income was $16.0 million for the 1997 thirteen week period compared to $2.3 million for the 1996 thirteen week period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flow from operations and borrowings under its revolving credit facility. The Company's principal requirements for cash are to provide working capital, service debt and finance capital expenditures. Cash available after satisfaction of these requirements is currently being used to voluntarily repay debt prior to mandatory due dates.

At March 30, 1997, borrowings under the $75 million revolving credit facility were $10 million, and $9.6 million of standby letters of credit were outstanding. In the 1997 thirteen week period, the Company repaid $17.8 million of debt, including $7.0 million of voluntary repayments of borrowings under a subsidiary's revolving credit line and a $2 million reduction in outstanding borrowings under the Company's senior revolving credit facility.

In February 1997, interest rates on the senior term and senior revolving credit facilities were reduced by 25 basis points based on achieving certain financial milestones. An additional 25 basis point reduction occurred in May 1997 due to further financial milestone achievements.

Capital expenditures in the 1997 first period were $8 million, and are expected to be approximately $55 million for the full year.

A $7.3 million change in the cumulative translation adjustment included in stockholders' equity resulted in a $5.3 million negative balance. The change is primarily due to strengthening of the U.S. dollar relative to the French Franc.

See Note E of Notes to Consolidated Condensed Financial Statements for a discussion of the agreement to sell the Company's refurbishment business. Apart from the benefits of the approximate $40 million net cash proceeds of the sales transaction and subsequent pay-down of debt, the impact of the sale will not have a material effect on liquidity.

Based upon the current level of operations, management believes that cash flow from operations, together with available borrowings under the revolving credit facility, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments under the senior credit facilities prior to final maturity.

ENVIRONMENTAL MATTERS

See Note D of Notes to Consolidated Condensed Financial Statements, and Exhibit
99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission for discussion of environmental matters.


                              * * * * * * * * * * *

The statements made herein that are not historical facts may be forward looking statements. The Company hereby cautions readers that the forward looking statements are subject to certain risks and uncertainties, including without limitation those identified in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission, which could cause actual results to differ materially from historical results or those anticipated, and urges readers to review these materials carefully. Factors discussed in Exhibit 99.1 include, among others, substantial leverage and debt service, the effects of aerospace industry economic conditions and cyclicality, reduced government sales, concentrated customer base, competition, concentration of ownership, and environmental matters.

                           PART II - OTHER INFORMATION


Item 5.  Other Events

                              CAUTIONARY STATEMENT


  The Company wishes to inform its investors of important factors that in some cases have affected, and in the future could affect, the Company's results of operations and that could cause such future results of operations to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These factors are discussed at length in Exhibit 99.1 of the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996, filed with the Securities and Exchange Commission.

  Although the Company has attempted to list in that exhibit the important cautionary factors, the Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.


Item 6.  Exhibits and Reports on Form 8-K

(a) -- Exhibits

         27.1 Financial Data Schedule

(b) -- Reports on Form 8-K

         During the thirteen week period ended March 30, 1997, the Company filed no Current Reports on Form 8-K.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 1997

                                                   HOWMET CORPORATION



                                                   By: /s/  John C. Ritter
                                                      --------------------------
                                                       Vice President Finance &
                                                       Chief Financial Officer