Form 10-Q
period 1997-06-29
HOWMET CORP /NEW/
filed 1997-08-12
CIK 48848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
         For the thirteen week period ended June 29, 1997


                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
         For the transition period from   _____ to _____


                         Commission file Number 1-6348


                               HOWMET CORPORATION


Incorporated in the State of Delaware         I.R.S. Employer Identification
                                                         No.13-2838093

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



        COMMON STOCK, $1.00 PAR VALUE, AS OF AUGUST 12, 1997 : 10 SHARES

PART  I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements.

                               HOWMET CORPORATION

                      Consolidated Condensed Balance Sheets

                      (In thousands, except share amounts)

                                                                          June 29,        December 31,
                                                                            1997              1996
                                                                        -----------        ----------
                                                                         (Unaudited)
Assets
Current assets:
         Cash and cash equivalents                                      $     3,020        $   23,398
         Accounts receivable, less allowance of $5,531 and $5,623            88,450            76,870
         Inventories                                                        151,405           149,419
         Retained receivables                                                47,414            46,132
         Deferred income taxes                                               23,854            20,957
         Other current assets                                                 2,506             2,982
                                                                        -----------        ----------
                  Total current assets                                      316,649           319,758

Property, plant and equipment, net                                          286,874           291,086
Goodwill, net                                                               250,132           253,377
Acquisition intangibles and other assets, net                               151,033           159,672
                                                                        -----------        ----------
            Total assets                                                $ 1,004,688        $1,023,893
                                                                        ===========        ==========

Liabilities and stockholders' equity
Current liabilities:
         Accounts payable                                               $    63,361        $   76,840
         Accrued liabilities                                                157,782           157,408
         Income taxes payable                                                30,999            18,561
         Current portion of long-term debt                                   50,200            56,106
                                                                        -----------        ----------
                  Total current liabilities                                 302,342           308,915

Accumulated postretirement benefit obligation                                91,370            88,569
Other liabilities                                                            50,498            37,245
Deferred income taxes                                                        16,068            17,777
Long-term debt                                                              209,057           266,870
                                                                        -----------        ----------
                  Total liabilities                                         669,335           719,376

Contingencies (Note E)

Stockholders' equity:
         Common stock, $1 par value; 1,000 shares authorized;
               10 shares issued and outstanding                                  --                --
         Capital surplus                                                    275,000           275,000
         Retained earnings                                                   66,462            27,461
         Cumulative translation adjustment                                   (6,109)            2,056
                                                                        -----------        ----------
                  Total stockholders' equity                                335,353           304,517
                                                                        -----------        ----------
            Total liabilities and stockholders' equity                  $ 1,004,688        $1,023,893
                                                                        ===========        ==========

See notes to consolidated condensed financial statements.

                               HOWMET CORPORATION

              Consolidated Condensed Income Statements (Unaudited)

                                 (In thousands)


                                                              Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                           --------------------------        --------------------------
                                                            June 29,         June 30,         June 29,         June 30,
                                                              1997             1996             1997             1996
                                                           ---------        ---------        ---------        ---------

Net sales                                                  $ 330,424        $ 283,366        $ 642,985        $ 544,814

Operating costs and expenses:
         Cost of sales                                       226,821          208,772          446,842          398,750
         Selling, general and administrative expense          36,319           27,455           72,793           57,001
         Depreciation and amortization expense                14,850           15,161           29,272           30,280
         Research and development expense                      5,217            6,007           11,074           12,166
                                                           ---------        ---------        ---------        ---------
                                                             283,207          257,395          559,981          498,197
                                                           ---------        ---------        ---------        ---------

Earnings from operations                                      47,217           25,971           83,004           46,617

Interest income                                                  355              692              749              961
Interest expense                                              (8,134)         (10,880)         (15,464)         (22,265)
Equity in income (loss) of unconsolidated affiliates             414           (1,183)             600           (2,078)
Losses on sales of receivables                                  (966)          (1,529)          (1,957)          (2,412)
Other, net                                                      (223)            (122)             (35)            (323)
                                                           ---------        ---------        ---------        ---------

Income before income taxes                                    38,663           12,949           66,897           20,500
Income taxes                                                  15,614            7,774           27,896           13,060
                                                           ---------        ---------        ---------        ---------
Net income                                                 $  23,049        $   5,175        $  39,001        $   7,440
                                                           =========        =========        =========        =========



See notes to consolidated condensed financial statements.

                               HOWMET CORPORATION

           Consolidated Condensed Statements of Cash Flows (Unaudited)

                                 (In thousands)

                                                                      Twenty-Six Weeks Ended
                                                                      ----------------------

                                                                  June 29, 1997    June 30, 1996
                                                                    ---------        ---------
Operating activities
Net income                                                          $  39,001        $   7,440
Adjustments to reconcile net income to net cash
   provided by operating activities:
         Depreciation and amortization                                 32,313           31,713
         Equity in (income) loss of unconsolidated affiliates            (600)           2,078
         Changes in assets and liabilities:
              Accounts receivable                                     (18,031)           4,595
              Inventory                                                (3,903)           4,980
              Deferred income taxes                                    (5,729)          (1,739)
              Accounts payable                                        (11,669)           6,541
              Accrued liabilities                                      20,891           15,554
              Income taxes payable                                     12,497            3,081
              Other, net                                                 (262)          (1,819)
                                                                    ---------        ---------
                  Net cash provided by operating activities            64,508           72,424

Investing activities
Payments made for capital expenditures                                (18,793)         (10,876)
Investment in joint venture                                            (1,450)              --
Settlement of December 13,1995 acquisition                                 --            3,634
                                                                    ---------        ---------
                 Net cash used in investing activities                (20,243)          (7,242)

Financing activities
Borrowings                                                             89,400           95,500
Repayment of debt                                                    (152,600)        (141,069)
                                                                    ---------        ---------
                 Net cash used in financing activities                (63,200)         (45,569)
Effect of exchange rate changes on cash                                (1,443)             101
                                                                    ---------        ---------

(Decrease) increase in cash                                           (20,378)          19,714
Cash and cash equivalents at beginning of period                       23,398            9,606
                                                                    ---------        ---------
Cash and cash equivalents at end of period                          $   3,020        $  29,320
                                                                    =========        =========



See notes to consolidated condensed financial statements.

                               HOWMET CORPORATION

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated condensed balance sheet at December 31, 1996 has been derived from audited financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended June 29, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


B.  INVENTORIES

Inventories at June 29, 1997 are as follows (in thousands):

                  Raw materials and supplies...................    $  62,297
                  Work in process and finished goods...........       93,584
                                                                 -----------

                  FIFO inventory........................             155,881
                  LIFO valuation adjustment....................       (4,476)
                                                                 -----------
                                                                   $ 151,405
                                                                 ===========


The Company increased the LIFO valuation adjustment and thereby increased cost of sales by $2.7 million and $1.3 million in the 1997 and 1996 twenty-six week periods, respectively.


C.  PENDING SALE OF REFURBISHMENT BUSINESS

On May 6, 1997 the Company entered into an agreement to sell certain assets of its refurbishment business. The sale is subject to a second request by the government antitrust authorities for further documents and information under the Hart, Scott, Rodino Antitrust Improvements Act. Pursuant to the agreement, the Company will no longer conduct refurbishment operations, except for certain of its coating operations. The Company expects net cash proceeds of approximately $40 million after tax payments and transaction related expenses. Such proceeds will be used to reduce debt and fund capital expenditures. The sale transaction is expected to have an immaterial effect on net income. Net sales of the refurbishment business to be sold were approximately $20 million and $38 million in the 1997 thirteen and twenty-six week periods, and approximately $18 million and $35 million in the 1996 thirteen and twenty-six week periods. Earnings from operations of this business were immaterial in both periods.

                               HOWMET CORPORATION

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

D.  OTHER INFORMATION

Selling, general and administrative expense for the thirteen and twenty-six weeks ended June 29, 1997 included $8 million and $15.9 million of pre-tax expense, respectively, recorded in connection with the Company's Stock Appreciation Rights ("SARs") plan. The 1996 thirteen week and twenty-six weeks ended June 30, 1996 include $0.9 million of expense related to the SARs plan. In the 1997 thirteen and twenty-six weeks ended June 29, 1997, the Company realized a $6.3 million and a $9.7 million pre-tax benefit, respectively, from finalization of a pricing adjustment with a customer. Results for the thirteen and twenty-six week periods of 1996 did not include amounts for the aforementioned item.

In 1996 the effective tax rate was reduced from an estimated 64% for the first twenty-six week period to 53% for the full year. Had the 53% rate been applied to income before income taxes in the 1996 twenty-six week period, net income would have been $2.2 million higher. The change in the income tax rate in 1996 resulted from actual annual income that was substantially higher than the estimate of annual income contemplated in the 64% rate. The higher income reduced the percentage effect of nondeductible costs and expenses.

The Company paid interest of $12.1 million and $18.4 million, and paid income taxes, net of refunds, of $23.3 million and $11.4 million, during the respective 1997 and 1996 twenty-six week periods.


E.  CONTINGENCIES

The Company has received recent test results indicating levels of polychlorinated bi-phenyls ("PCBs") at its Dover, New Jersey facility which will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection ("NJDEP"), and the Company is preparing a work plan to define the risk and to test possible clean-up options. The statement of work must be approved by the NJDEP pursuant to an Administrative Consent Order entered into between the Company and NJDEP on May 20, 1991 regarding clean-up of the site. Various remedies are possible and could involve expenditures ranging from $2 million to $22 million or more. The Company has recorded a $2 million long-term liability as of June 29, 1997 for this matter. Given the uncertainties, it is possible that the estimated range of this cost and the amount accrued will change within a one to two year period. The indemnification discussed below applies to the costs associated with this matter.

In addition to the above, liabilities arising for clean-up costs associated with hazardous types of materials in several waste disposal facilities exist. In particular, the Company has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at fourteen on-site and off-site locations. At June 29, 1997, $4.6 million of accrued environmental liabilities are included in the consolidated condensed balance sheet for such matters.

In connection with the December 13, 1995 acquisition, Pechiney International and Pechiney, S.A. indemnified the Company for environmental liabilities stemming from events occurring or conditions existing on or prior to the December 13, 1995 acquisition date, to the extent that such liabilities exceed a cumulative $6 million. This indemnification applies to all of the aforementioned environmental matters. It is highly probable that changes in any of the aforementioned accrued liabilities will result in an equal change in the amount receivable from Pechiney International and Pechiney, S.A. pursuant to this indemnification.

                               HOWMET CORPORATION

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


E.  CONTINGENCIES (Continued)

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

At June 29, 1997, the Company guaranteed certain indebtedness aggregating $10.7 million of its 50% owned entities.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


RESULTS OF OPERATIONS

Thirteen Weeks Ended June 29, 1997 Compared to Thirteen Weeks Ended June 30,
1996

Net sales increased by $47.0 million (17%) to $330.4 million for the thirteen week period ended June 29, 1997 ("the 1997 thirteen week period") from $283.4 million for the thirteen week period ended June 30, 1996 ("the 1996 thirteen week period"). The increase was primarily due to volume increases resulting from increased demand in the commercial aerospace market and continued strength in the industrial gas turbine airfoils market. 1997 sales reflect continued pricing pressures, offset by $6.3 million of additional revenue from the finalization of a pricing adjustment with a customer.

Gross profit increased by $29.0 million (39%) to $103.6 million for the 1997 thirteen week period from $74.6 million for the 1996 thirteen week period. The principal reason for the improvement was the effect of volume increases. Continued pricing pressures, the aforementioned $6.3 million of additional revenue with no associated costs, fixed cost containment, variable cost reductions and other operational improvements were also significant factors in the 1997 versus 1996 comparison.

Selling, general and administrative expense increased by $8.9 million (32%) to $36.3 million for the 1997 thirteen week period. The increase was primarily due to $7.2 million of higher 1997 expense recorded in connection with the Company's Stock Appreciation Rights plan.

Net interest expense decreased $2.4 million for the 1997 thirteen week period. Interest expense was reduced by $3.7 million due to lower debt levels and, to a lesser extent, lower rates resulting from achievements of financial milestones. Partially offsetting this reduction is a $1.3 million accelerated write-off of debt issuance cost associated with debt that was repaid ahead of schedule.

Equity in income of unconsolidated affiliates of $0.4 million in the 1997 thirteen week period was a $1.6 million improvement over the $1.2 million equity loss in the 1996 thirteen week period. The improvement reflects better results for the Japanese joint venture.

Income taxes increased $7.8 million due to higher pre-tax income. The effective income tax rate was 40.4% in the 1997 thirteen week period compared to 60% in the 1996 thirteen week period. The lower 1997 effective rate is due principally to a higher estimate of annual earnings in 1997 compared to 1996. As a result, nondeductible costs and expenses represented a lower percentage of estimated annual earnings in 1997 than in 1996. See Note D of Notes to Consolidated Condensed Financial Statements for a discussion of changes in the estimated 1996 effective rate.

As a result of the foregoing, net income was $23.0 million for the 1997 thirteen week period compared to $5.2 million for the 1996 thirteen week period.


Twenty-Six Weeks Ended June 29, 1997 Compared to Twenty-Six Weeks Ended June 30, 1996

Net sales increased by $98.2 million (18%) to $643.0 million for the twenty-six week period ended June 29, 1997 ("the 1997 twenty-six week period") from $544.8 million for the twenty-six week period ended June 30, 1996 ("the 1996 twenty-six week period"). The increase was primarily due to volume increases resulting from increased demand for aerospace and continued strength in the industrial gas turbine airfoils market. 1997 sales reflect continued pricing pressures, offset by $9.7 million of additional revenue from the finalization of a pricing adjustment with a customer.

Gross profit increased by $50.1 million (34%) to $196.1 million for the 1997 twenty-six week period from $146.0 million for the 1996 twenty-six week period. The principal reason for the improvement was the effect of volume increases. Continued pricing pressures, the aforementioned $9.7 million of additional revenue with no associated cost, fixed cost containment, variable cost reductions and other operational improvements were also significant factors in the 1997 versus 1996 comparison.

Selling, general and administrative expense increased by $15.8 million (28%) to $72.8 million for the 1997 twenty-six week period. The increase was primarily due to $15 million of higher 1997 expense recorded in connection with the Company's Stock Appreciation Rights plan.

Net interest expense decreased $6.6 million for the 1997 twenty-six week period. Interest expense was reduced by $7.9 million due to lower debt levels and, to a lesser extent, lower rates resulting from achievements of financial milestones. Partially offsetting this reduction is a $1.3 million accelerated write-off of debt issuance cost associated with debt that was repaid ahead of schedule.

Equity in income of unconsolidated affiliates of $0.6 million in the 1997 twenty-six week period was a $2.7 million improvement over the $2.1 million equity loss in the 1996 twenty-six week period. The improvement reflects better results for the Japanese joint venture.

Income taxes increased $14.8 million due to higher pre-tax income. The effective income tax rate was 41.7% in the 1997 twenty-six week period compared to 63.7% in the 1996 twenty-six week period. The lower 1997 effective rate is due principally to a higher estimate of annual earnings in 1997 compared to 1996. As a result, nondeductible costs and expenses represented a lower percentage of estimated annual earnings in 1997 than in 1996. See Note D of Notes to Consolidated Condensed Financial Statements for a discussion of changes in the estimated 1996 effective rate.


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

At June 29, 1997, there were $9.6 million of standby letters of credit outstanding and no outstanding borrowings under the $75 million revolving credit facility. In the 1997 twenty-six week period, the Company reduced its debt outstanding by $63.2 million, including (i) repayment of $8.7 million of borrowings under a subsidiary's revolving credit line, (ii) repayment of $12 million of the Company's revolving credit facility borrowings, and (iii) $17.5 million of mandatory scheduled repayments and $25.0 million of voluntary repayments of senior term facility borrowings.

In February 1997, interest rates on the senior term and senior revolving credit facilities were reduced by 25 basis points based on achieving certain financial milestones. An additional 25 basis point reduction occurred in May 1997 due to further financial milestone achievements.

Capital expenditures in the 1997 twenty-six week period were $18.8 million, and are expected to be approximately $60 million for the full year.

An $8.2 million change in the cumulative translation adjustment included in stockholders' equity resulted in a $6.1 million negative balance. The change is primarily due to strengthening of the U.S. dollar relative to the French Franc.

See Note C of Notes to Consolidated Condensed Financial Statements for a discussion of the agreement to sell the Company's refurbishment business. Apart from the benefits of the approximate $40 million net cash proceeds of the sales transaction and any subsequent pay-down of debt, the impact of the sale will not have a material effect on liquidity.

Based upon the current level of operations, management believes that cash flow from operations, together with available borrowings under the revolving credit facility, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments under the senior credit facility.


ENVIRONMENTAL MATTERS

See Note E of Notes to Consolidated Condensed Financial Statements, and Exhibit
99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission for discussion of environmental matters.


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


Item 6.     Exhibits and Reports on Form 8-K

(a) -- Exhibits

            27.1 Financial Data Schedule

(b) -- Reports on Form 8-K

            During the thirteen week period ended June 29, 1997, the Company filed no Current Reports on Form 8-K.


                                   SIGNATURES


                       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 1997

                                                HOWMET CORPORATION



                                                By  /s/  John C. Ritter
                                                    -------------------------
                                                    Vice President Finance &
                                                    Chief Financial Officer