Form 10-Q
period 1997-09-28
HOWMET CORP /NEW/
filed 1997-11-04
CIK 48848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




[   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
         For the thirteen week period ended September 28, 1997


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



       COMMON STOCK, $1.00 PAR VALUE, AS OF NOVEMBER 4, 1997:  10 SHARES

PART  I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.
                               HOWMET CORPORATION

                      Consolidated Condensed Balance Sheets

                      (In thousands, except share amounts)


                                                                            September 28,          December 31,
                                                                                1997                   1996
                                                                                ----                   ----
                                                                             (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                                $   9,080             $   23,398
     Accounts receivable, less allowance of $4,351 and $5,623                    70,313                 76,870
     Inventories                                                                142,370                149,419
     Retained receivables                                                        45,043                 46,132
     Deferred income taxes                                                        9,301                 20,957
     Other current assets                                                         2,777                  2,982
                                                                              ---------             ----------
     Total current assets                                                       278,884                319,758

     Property, plant and equipment, net                                         264,218                291,086
     Goodwill, net                                                              247,952                253,377
     Acquisition intangibles and other assets, net                              144,802                159,672
                                                                              ---------             ----------
         Total assets                                                         $ 935,856             $1,023,893
                                                                              =========             ==========

Liabilities and stockholders' equity
     Current liabilities:
     Accounts payable                                                         $  60,182             $   76,840
     Accrued liabilities                                                        159,100                157,408
     Income taxes payable                                                        35,221                 18,561
     Current portion of long-term debt                                           34,198                 56,106
                                                                              ---------             ----------
         Total current liabilities                                              288,701                308,915

Accumulated postretirement benefit obligation                                    92,096                 88,569
Other liabilities                                                                61,908                 37,245
Deferred income taxes                                                             9,007                 17,777
Long-term debt                                                                  126,500                266,870
                                                                              ---------             ----------
         Total liabilities                                                      578,212                719,376

Contingencies (Note F)

Stockholders' equity:
     Common stock, $1 par value; 1,000 shares authorized;
           10 shares issued and outstanding                                          --                     --
     Capital surplus                                                            275,000                275,000
     Retained earnings                                                           88,547                 27,461
     Cumulative translation adjustment                                           (5,903)                 2,056
                                                                              ---------             ----------
         Total stockholders' equity                                             357,644                304,517
                                                                              ---------             ----------
         Total liabilities and stockholders' equity                           $ 935,856             $1,023,893
                                                                              =========             ==========

See notes to consolidated condensed financial statements.

                               HOWMET CORPORATION

              Consolidated Condensed Income Statements (Unaudited)

                                 (In thousands)


                                                               Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                          September 28,     September 29,     September 28,     September 29,
                                                              1997              1996              1997              1996
                                                              ----              ----              ----              ----
Net sales                                                   $ 309,005         $ 278,537         $ 951,990         $ 823,351

Operating costs and expenses:
     Cost of sales                                            214,717           201,908           661,559           600,658
     Selling, general and administrative expense               33,146            27,449           105,939            84,450
     Depreciation and amortization expense                     15,439            14,723            44,711            45,003
     Research and development expense                           5,072             6,241            16,146            18,407
                                                            ---------         ---------         ---------         ---------
                                                              268,374           250,321           828,355           748,518
                                                            ---------         ---------         ---------         ---------

Earnings from operations                                       40,631            28,216           123,635            74,833

Interest income                                                    50               242               799             1,203
Interest expense                                               (8,310)           (8,759)          (23,774)          (31,024)
Equity in income (loss) of unconsolidated affiliates              362              (353)              962            (2,431)
Losses on sales of receivables                                   (898)             (885)           (2,855)           (3,297)
Other, net                                                       (206)              102              (241)             (221)
                                                            ---------         ---------         ---------         ---------

Income before income taxes                                     31,629            18,563            98,526            39,063
Income taxes                                                    9,544             8,995            37,440            22,055
                                                            ---------         ---------         ---------         ---------
Net income                                                  $  22,085         $   9,568         $  61,086         $  17,008
                                                            =========         =========         =========         =========

See notes to consolidated condensed financial statements.

                               HOWMET CORPORATION

           Consolidated Condensed Statements of Cash Flows (Unaudited)

                                 (In thousands)

                                                                          Thirty-Nine Weeks Ended
                                                                      --------------------------------
                                                                      September 28,      September 29,
                                                                          1997               1996
                                                                      --------------     -------------
Operating activities
Net income                                                              $  61,086         $  17,008
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                         51,412            47,466
     Equity in (income) loss of unconsolidated affiliates                    (962)            2,431
     Changes in assets and liabilities:
       Accounts receivable                                                 (8,207)            3,793
       Inventory                                                           (4,914)           14,627
       Deferred income taxes                                                2,880              (627)
       Accounts payable                                                   (11,312)            4,831
       Accrued liabilities                                                 (4,168)           18,286
       Income taxes payable                                                16,786             9,212
       Collection of long-term customer receivables                            --            21,138
       Stock appreciation rights non-current accrued liability             21,007             1,706
       Other, net                                                           2,527             2,710
                                                                        ---------         ---------
         Net cash provided by operating activities                        126,135           142,581
                                                                        ---------         ---------

Investing activities
Proceeds from sale of refurbishment business                               57,502                --
Payments made for capital expenditures                                    (32,415)          (17,988)
Investment in joint venture                                                (1,982)               --
Post-closing adjustment related to December 13, 1995 acquisition               --             3,634
                                                                        ---------         ---------
          Net cash provided (used) in investing activities                 23,105           (14,354)

Financing activities
Borrowings                                                                102,300           100,400
Repayment of debt                                                        (264,000)         (217,354)
                                                                        ---------         ---------
          Net cash used in financing activities                          (161,700)         (116,954)

Effect of exchange rate changes on cash                                    (1,858)             (167)
                                                                        ---------         ---------

(Decrease) increase in cash                                               (14,318)           11,106
Cash and cash equivalents at beginning of period                           23,398             9,606
                                                                        ---------         ---------
Cash and cash equivalents at end of period                              $   9,080         $  20,712
                                                                        =========         =========

See notes to consolidated condensed financial statements.

                               HOWMET CORPORATION

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The consolidated condensed balance sheet at December 31, 1996 has been derived from audited financial statements at that date. Operating results for the thirteen and thirty-nine weeks ended September 28, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


B.  INVENTORIES

Inventories at September 28, 1997 are as follows (in thousands):

         Raw materials and supplies....................        $ 52,695
         Work in process and finished goods............          94,057
                                                               --------
         FIFO inventory................................         146,752
         LIFO valuation adjustment.....................          (4,382)
                                                               --------
                                                               $142,370
                                                               ========

The Company increased the LIFO valuation adjustment and thereby increased cost of sales by $2.6 million and $2.2 million in the 1997 and 1996 thirty-nine week periods, respectively.


C.  SALE OF REFURBISHMENT BUSINESS

In September 1997, the Company sold its aircraft engine component refurbishment business (other than its coating operations). The Company expects net cash proceeds of approximately $43.0 million after tax and transaction related expenses. The sales transaction did not have a material effect on net income. Net sales of such business were approximately $53.0 million in the thirty-nine week period ended September 28, 1997, approximately $53.0 million in the thirty-nine week period ended September 29,1996 and approximately $69.0 million for the full year 1996. Earnings from operations of this business were not material in both periods.


D.  INCOME TAXES

The 1997 effective tax rate includes permanent differences between book and tax income (principally goodwill amortization), research and development credits which offset the adverse effect of establishing valuation allowance reserves for foreign tax credit carryforwards, and a state tax rate which is substantially lower than that of 1996.

                               HOWMET CORPORATION

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


D.  INCOME TAXES (Continued)

The estimated annual effective tax rate was reduced from 41.7% in the twenty-six weeks ended June 29, 1997 to 38.0% in the thirty-nine weeks ended September 28, 1997. In the comparable 1996 periods the estimated annual effective tax rate was reduced from 63.7% to 56.5%. The reductions in rates resulted in $2.5 million of lower taxes than would have otherwise been reported in the 1997 thirteen week period and $1.5 million of lower taxes in the comparable 1996 period. These tax reductions result from applying the September reduction in annual effective tax rates to the pre-tax income of the first twenty-six week periods of the 1997 and 1996 years. The 1997 effective tax rate reduction was due to lower than originally estimated state taxes and higher research and development credits. The 1996 effective tax rate reduction was due primarily to higher estimates of annual income which resulted in nondeductible cost and expenses being a smaller percentage of pre-tax income.

In 1996 the effective tax rate was reduced from an estimated 56.5% for the thirty-nine week period to 53.3% for the full year. Had the 53.3% rate been applied to income before income taxes in the 1996 thirty-nine week period, net income would have been $1.2 million higher. The change in the income tax rate in 1996 resulted from actual annual income that was substantially higher than the estimate of annual income contemplated in the 56.5% rate. The higher income reduced the percentage effect of nondeductible costs and expenses.

The Company paid income taxes, net of refunds, of $27.7 million and $14.5 million, during the respective 1997 and 1996 thirty-nine week periods.


E.  OTHER INFORMATION

In the first half of 1997, the Company received $9.7 million of additional revenue (with no associated cost), from a pricing adjustment with a customer. Such adjustment is not expected to recur in future periods, and there was no comparable amount in 1996.

Selling, general and administrative expense for the thirteen and thirty-nine weeks ended September 28, 1997 included $5.1 million and $21.0 million of pre-tax expense, respectively, recorded in connection with the Company's Stock Appreciation Rights ("SARs") plan. The 1996 thirteen and thirty-nine weeks ended September 29, 1996 included $0.9 million and $1.7 million, respectively, of expense related to the SARs plan.

Interest expense for the thirteen and thirty-nine weeks ended September 28, 1997 included $2.8 million and $4.1 million, respectively, of expense attributable to the accelerated write-off of debt issuance costs associated with debt that was repaid ahead of schedule. There was no comparable amount in 1996.

The Company paid interest of $14.0 million and $26.1 million, during the respective 1997 and 1996 thirty-nine week periods.


F.  CONTINGENCIES

The Company has received test results indicating levels of polychlorinated bi-phenyls ("PCBs") at its Dover, New Jersey facility which will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection ("NJDEP"), and the Company is preparing a work plan to define the

                               HOWMET CORPORATION

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


F.  CONTINGENCIES (Continued)

risk and to test possible clean-up options. The statement of work must be approved by the NJDEP pursuant to an Administrative Consent Order entered into between the Company and NJDEP on May 20, 1991 regarding clean-up of the site. Various remedies are possible and could involve expenditures ranging from $2 million to $22 million or more. The Company has recorded a $2 million long-term liability as of September 28, 1997 for this matter. Given the uncertainties, it is possible that the estimated range of this cost and the amount accrued will change within a one to two year period. The indemnification discussed below applies to the costs associated with this matter.

In addition to the above, liabilities arising for clean-up costs associated with hazardous types of materials in several waste disposal facilities exist. In particular, the Company has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at thirteen on-site and off-site locations. At September 28, 1997, $4.0 million of accrued environmental liabilities are included in the consolidated condensed balance sheet for such matters.

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

At September 28, 1997, the Company guaranteed certain indebtedness aggregating $10.3 million of its 50% owned entities.


G.  SUBSEQUENT EVENTS

The Company is a wholly-owned subsidiary of Howmet International Inc. ("HII", formerly named Blade Acquisition Corp.). An affiliate of the Carlyle Group and certain of its affiliates ("Carlyle") and Thiokol Holding Company, a wholly-owned subsidiary of Thiokol Corporation ("Thiokol"), own 51% and 49%, respectively, of HII common stock.

                               HOWMET CORPORATION

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


G.  SUBSEQUENT EVENTS (Continued)

On October 9, 1997, HII filed a Registration Statement on Form S-1 (Reg. No. 333-37573) to register $375 million of common shares to be offered and sold by Carlyle (the "Offering"). In addition and in connection with the Offering Carlyle has agreed to sell to Thiokol, simultaneously with the closing of the Offering, 11% of the outstanding common stock of HII (the "Sale"), and to grant an option to Thiokol to purchase up to an additional 4% of the outstanding common stock of HII. Upon completion of the Offering and the Sale, Thiokol will own 60% of the outstanding common stock of HII (or up to 64% if it elects to exercise all or part of the option).

In connection with the Offering, Carlyle and Thiokol entered to amend and restate the Original Shareholders Agreement (as amended and restated, the "Shareholders Agreement") described in Note 1 to HII's consolidated financial statements for the year ended December 31, 1996, which are included in the aforementioned Registration Statement on Form S-1. Carlyle and Thiokol also intend to enter into several agreements, among themselves and agreements with HII, which may affect the activities of the Company. The Shareholders Agreement addresses Thiokol purchases of HII common stock held by third parties, representation on HII's Board of Directors, Carlyle holding periods for the HII common stock it will own after the Offering, the Thiokol purchase option for the HII common stock owned by Carlyle after the Offering and Carlyle participation rights in the event of Thiokol sales of HII common stock. HII has agreed that, prior to April 1, 1999 (or such earlier date as Carlyle owns less than 5% of the outstanding shares of common stock), HII will not take certain actions without the approval of the director designated by Carlyle, including with respect to issuing or repurchasing shares, declaring dividends, approving HII's capital budget and operating plan, purchasing or selling substantial assets, appointing or terminating HII's executive officers, incurring indebtedness over $20 million or taking action relating to the compensation of HII's executive officers. Also, HII has granted Carlyle certain registration rights (exercisable between the second and the fifth anniversaries of the closing of the Offering) for Carlyle's remaining shares of common stock and has granted Thiokol certain preemptive rights. For a more detailed description of the aforementioned agreements see "Certain Other Agreements Between Thiokol, Carlyle and the Company" (HII) in the Registration Statement on Form S-1 filed by HII.

If the Offering is consummated, the Company's subsequent charges or credits related to the Company's SARs plan will be based on changes to HII's stock price.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

RESULTS OF OPERATIONS

Thirteen Weeks Ended September 28, 1997 Compared to Thirteen Weeks Ended September 29, 1996

Net sales increased by $30.5 million (10.9%) to $309 million for the thirteen week period ended September 28, 1997 ("the 1997 thirteen week period") from $278.5 million for the thirteen week period ended September 29, 1996 ("the 1996 thirteen week period"). The increase was primarily due to volume increases resulting from increased demand in the commercial aerospace airfoils market and continued strength in the industrial gas turbine airfoils market. Sales for 1997 were adversely affected by continued pricing pressures.

Gross profit increased by $17.7 million (23.0%) to $94.3 million for the 1997 thirteen week period from $76.6 million for the 1996 thirteen week period. The principal reason for the improvement was the effect of volume increases. Continued pricing pressures, a $1.0 million lower adverse LIFO valuation adjustment in the 1997 thirteen week period, fixed cost containment, variable cost reductions and other operational improvements were also significant factors in the 1997 versus 1996 comparison.

Selling, general and administrative expense increased by $5.7 million (20.8%) to $33.1 million for the 1997 thirteen week period. The increase was primarily due to $4.2 million of higher 1997 expense recorded in connection with the Company's Stock Appreciation Rights plan.

Research and development expense decreased $1.2 million (18.7%) to $5.1 million for the 1997 thirteen week period. This decline was a function of the timing of customer requirements and the normal progression of parts from the development to production stages of their life cycle.

Net interest expense decreased $0.3 million for the 1997 thirteen week period. Net interest expense was reduced by $3.1 million due to lower debt levels and, to a lesser extent, lower rates resulting from achievements of financial targets. Partially offsetting this reduction was a $2.8 million accelerated write-off of debt issuance costs associated with debt that was repaid ahead of schedule.

Equity in income of unconsolidated affiliates of $0.4 million in the 1997 thirteen week period was a $0.7 million improvement over the $0.3 million equity loss in the 1996 thirteen week period. The improvement reflects better results for the Japanese joint venture.

Income taxes increased $0.5 million due to higher pre-tax income. The effective income tax rate was 30.2% in the 1997 thirteen week period compared to 48.5% in the 1996 thirteen week period. The lower 1997 effective rate is due principally to higher research and development credits, lower effective state tax rates and a higher estimate of annual earnings in 1997 compared to 1996. As a result of higher estimated 1997 earnings, nondeductible costs and expenses represent a lower percentage of estimated annual earnings in 1997 than in 1996. See Note D of Notes to Consolidated Condensed Financial Statements for a discussion (i) of the effect of September 1997 and 1996 changes in estimated annual effective tax rates and (ii) of subsequent changes in the estimated 1996 effective rate.

As a result of the foregoing, net income was $22.1 million for the 1997 thirteen week period compared to $9.6 million for the 1996 thirteen week period.

Thirty-Nine Weeks Ended September 28, 1997 Compared to Thirty-Nine Weeks Ended September 29, 1996

Net sales increased by $128.6 million (15.6%) to $952.0 million for the thirty-nine week period ended September 28, 1997 ("the 1997 thirty-nine week period") from $823.4 million for the thirty-nine week period ended September 29, 1996 ("the 1996 thirty-nine week period"). The increase was primarily due to volume increases resulting from increased demand in the commercial aerospace airfoils market and continued strength in the industrial gas turbine airfoils market. Sales for 1997 reflect continued pricing pressures, partially offset by $9.7 million of additional revenue from a pricing adjustment with a customer. Such adjustment is not expected to recur in future periods and there was no comparable amount in 1996.

Gross profit increased by $67.7 million (30.4%) to $290.4 million for the 1997 thirty-nine week period from $222.7 million for the 1996 thirty-nine week period. The principal reason for the improvement was the effect of volume increases. Continued pricing pressures, the aforementioned $9.7 million of additional revenue with no associated cost, fixed cost containment, variable cost reductions and other operational improvements were also significant factors in the 1997 versus 1996 comparison.

Selling, general and administrative expense increased by $21.5 million (25.4%) to $105.9 million for the 1997 thirty-nine week period. The increase was primarily due to $19.3 million of higher 1997 expense recorded in connection with the Company's Stock Appreciation Rights plan.

Research and development expense decreased $2.3 million (12.3%) to $16.1 million for the 1997 thirty-nine week period. This decline was a function of the timing of customer requirements and the normal progression of parts from the development to production stages of their life cycle.

Net interest expense decreased $6.8 million for the 1997 thirty-nine week period. Net interest expense was reduced by $10.9 million due to lower debt levels and, to a lesser extent, lower rates resulting from achievements of financial targets. Partially offsetting this reduction was a $4.1 million accelerated write-off of debt issuance cost associated with debt that was repaid ahead of schedule.

Equity in income of unconsolidated affiliates of $1.0 million in the 1997 thirty-nine week period was a $3.4 million improvement over the $2.4 million equity loss in the 1996 thirty-nine week period. The improvement reflects better results for the Japanese joint venture.

Income taxes increased $15.4 million due to higher pre-tax income. The effective income tax rate was 38.0% in the 1997 thirty-nine week period compared to 56.5% in the 1996 thirty-nine week period. The lower 1997 effective rate is due principally to a lower state tax rate and a higher estimate of annual earnings in 1997 compared to 1996. As a result of higher estimated 1997 annual earnings, nondeductible costs and expenses represent a lower percentage of estimated annual earnings in 1997 than in 1996. See Note D of Notes to Consolidated Condensed Financial Statements for a discussion of changes in the estimated 1996 effective rate.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flow from operations and borrowings under its revolving credit facility. The Company's principal requirements for cash are to provide working capital, service debt, finance capital expenditures and fund research and development. Based upon the current level of operations, management believes that cash from the aforementioned sources will be adequate to meet the Company's anticipated requirements for working capital, interest payments and scheduled principal payments under the Senior Credit Facilities, capital expenditures and research and development, although there can be no assurance in this regard. To date, cash available after satisfaction of these requirements has been used to voluntarily repay debt prior to mandatory due dates.

At September 28, 1997, there were $9.6 million of standby letters of credit outstanding and $0.5 million of outstanding borrowings under the $75 million revolving credit facility. In the 1997 thirty-nine week period, the Company reduced its debt outstanding by $161.7 million, including (i) repayment of $8.7 million of borrowings under a subsidiary's revolving credit line, (ii) repayment of $11.5 million of the Company's revolving credit facility borrowings, and
(iii) $26.3 million of mandatory scheduled repayments and $115.2 million of voluntary repayments of senior term facility borrowings.

The source of $57.5 million of the cash used for the aforementioned debt repayments was the sale of the aircraft engine component refurbishment business, discussed in Note C of Notes to Consolidated Condensed Financial Statements. Subsequent tax payments and other expenditures related to this asset sale are expected to be funded with cash from operations and short-term senior revolving credit facility borrowings. Apart from the benefits of the estimated $43.0 million net cash proceeds of this sale and any subsequent pay-down of debt, the impact of the sale has not had a material effect on liquidity.

In the first half of 1997, interest rates on the Senior Credit Facilities were reduced by 50 basis points as a result of the Company achieving certain financial targets. An additional 25 basis point reduction will occur in October 1997 due to further achievements of financial targets. After these reductions, interest rates are, at the Company's option, at the Eurodollar rates plus 50 basis points or at a bank's base rate plus no basis points.

Capital expenditures in the 1997 thirty-nine week period were $32.4 million, and are expected to be approximately $60.0 million for the full year. Terms of the Senior Credit Facilities allow capital expenditures of up to $55.0 million per year. If less than $55.0 million is spent in any year, up to $10.0 million of the underspending may be carried forward and added to the spending limitation of the subsequent year but not beyond. For 1997, $10.0 million of allowable spending capacity has been carried forward from 1996. The 1998 limit is expected to be $55.0 million. Spending beyond this limit requires lender approval, and the Company expects to seek such approval in 1998.

The Company's Senior Credit Facilities prohibit payment of dividends and stock redemptions and restrict intercompany loans. Expenditures for future acquisitions of businesses are limited to a total of $20.0 million in the 1997 (including $10.0 million of allowable capacity carried forward from 1996) and $10.0 million per year thereafter. If less is spent in any year, up to $10.0 million of the underspending may be carried forward and added to the spending limitation of the subsequent year but not beyond. The Senior Credit Facilities also limit future contributions to joint ventures to a total of $5.4 million. While the terms of the Senior Credit Facilities are more restrictive than the terms of the Senior Subordinated Notes, these latter notes also restrict, among other things, payment of dividends, redemptions of shares, sales of assets, mergers and incurrence of additional debt.

An $8.0 million change in the cumulative translation adjustment, which is included in stockholders' equity, resulted in a $5.9 million negative balance. The change is primarily due to strengthening of the U.S. dollar relative to the French Franc.


NEW ACCOUNTING STANDARDS

In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was issued. This statement changes the methodology of calculating earnings per share. Under current circumstances this standard will not have an effect on the Company's financial statements. In June 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued. Adoption of SFAS No. 131 is not expected to have a significant impact on the Company's financial statements. Adoption of SFAS No. 130 will not have an effect on the Company's reported cash flows, financial position or net income. However, adoption of SFAS No. 130 will require the Company to report comprehensive income, which will include net income and the change in the cumulative translation adjustment reported in stockholders' equity.

ENVIRONMENTAL MATTERS

See Note F of Notes to Consolidated Condensed Financial Statements, and Exhibit
99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission for discussion of environmental matters.


                              * * * * * * * * * * *


The statements made herein that are not historical facts may be forward-looking statements. The Company hereby cautions readers that the forward-looking statements are subject to certain risks and uncertainties, including without limitation those identified in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission, which could cause actual results to differ materially from historical results or those anticipated, and urges readers to review these materials carefully. Factors discussed in Exhibit 99.1 include, among others, substantial leverage and debt service, the effects of aerospace industry economic conditions and cyclicality, reduced government sales, concentrated customer base, competition, concentration of ownership, and environmental matters.

PART II - OTHER INFORMATION


Item 5.  Other Events

                              CAUTIONARY STATEMENT


  The Company wishes to inform its investors of important factors that in some cases have affected, and in the future could affect, the Company's results of operations and that could cause such future results of operations to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These factors are discussed at length in Exhibit 99.1 of the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996, filed with the Securities and Exchange Commission.

  Although the Company has attempted to list in that exhibit the important cautionary factors, the Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 6.     Exhibits and Reports on Form 8-K

(a) -- Exhibits

           4.1 Repurchase Agreement dated May 16, 1997 (under the Blade Receivables Master Trust Amended and Restated Pooling and Servicing Agreement dated April 18, 1996), among Howmet Corporation, Howmet Cercast (U.S.A.), Inc., Howmet Refurbishment, Inc., Howmet-Tempcraft, Inc., Turbine Components Corporation, Blade Receivables Corporation, and Manufacturers and Traders Trust Company, as Trustee, (incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-1 of Howmet International Inc. filed October 9, 1997 Registration No. 333- 37573).

           4.2 Amending Agreement dated August 29, 1997 (amending the Blade Receivables Master Trust Amended and Restated Pooling and Servicing Agreement dated April 18, 1996), among Blade Receivables Corporation, Howmet Corporation, Manufacturers and Traders Trust Company, as Trustee, Falcon Asset Securitization Corporation, Alpine Securitization Corp., Credit Suisse First Boston, New York Branch, and The First National Bank of Chicago, as Agent for Falcon Asset Securitization Corporation and Alpine Securitization Corp. (incorporated herein by reference to Exhibit 4.15 to the Registration Statement on Form S-1 of Howmet International Inc. filed October 9, 1997 Registration No. 333-37573).

           10.1 Howmet Corporation Amended and Restated Retirement Income Make-Up Plan A, effective January 1, 1996 (incorporated herein by reference to Exhibit 10.4(a) to the Registration Statement on Form S-1 of Howmet International Inc. filed October 9, 1997 Registration No. 333-37573).

           10.2 Howmet Corporation Amended and Restated Retirement Income Make-Up Plan B, effective January 1, 1996 (incorporated herein by reference to Exhibit 10.4(b) to the Registration Statement on Form S-1 of Howmet International Inc. filed October 9, 1997 Registration No. 333-37573).

           27.1 Financial Data Schedule

(b) -- Reports on Form 8-K

             During the thirteen week period ended September 28, 1997, the Company filed no Current Reports on Form 8-K.


                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 1997

                                      HOWMET CORPORATION





                                      By  /s/  John C. Ritter
                                        ---------------------------------
                                             Senior Vice President &
                                             Chief Financial Officer